Form 10-Q
period 2000-03-31
INTERNATIONAL BRANDS INC
filed 2000-06-23
CIK 1099139

Form 10-Q
U. S. Securities and Exchange Commission
Washington, D. C. 20549

[X] Quarterly report pursuant section 13 or 15(d) of the Securities Act of 1934 For the quarterly period ended March 31, 2000

Commission file number:  000-28207


              INTERNATIONAL BRANDS, INC.
(Exact Name of Registrant as Specified in its Charter)


       Nevada							                              33-0652291
(State of Incorporation)				                   (I.R.S. Employer
                                                Identification
							                                         Number)


 7729 Othello Ave.
 San Diego, CA.						                                92111
(Address of Principal 					                       (Zip Code)
 Executive Offices)

                             (858) 292-3380
                        Fax: (858) 292-1528
              (Registrant's Executive Office Telephone Number)


Check whether the issuer:

[]	filed all reports required to be filed by Section 13 or 15(d) of
the Exchange Act 	during the past 12 months (or for such shorter period
that the registrant was 	required to file such reports), and
has been subject to such filing requirements for the past
90 days.
	Yes_________     No___________-



Item 1. Financial Statements

The required financials are hereby attached as exhibit 99.1.

Item 2. Management's Discussion and Analysis or Plan of Operation

International Brands' Inc. is a diversified company whose current emphasis has been on an e-commerce shopping mall. Our revenues are generated by sales of products from this site as well as income we receive from notes receivable from Z3 Capital Corporation.

Our operating expenses include rent, payments to independent contractors and payment for merchandise sold on our website, various professional expenses, such as audit, and legal.

We plan to enhance our website by acquiring new products and heighten the products appeal to potential buyers with improved presentations. We also plan to implement our acquisition in spin-off strategies. The plan would increase investors equity through distribution of shares in new companies. The company is currently in negotiations to acquire three spin-off three "bricks-and-mortar" companies to enhance the value of shareholder holdings and help insulate the company from wild fluctuations in any one segment of the stock market. At this particular time, it is important to remember that International Brands is and always has been a diversified company with interests outside-as well as inside the world of e-commerce. Currently, the directors are negotiating with several companies to increase the diversity of your portfolio by acquiring those companies and spinning them off into independent enterprises in which all current IBI stockholders would automatically be granted shares.

Possible uncertainties which may have an impact on the International Brands, Inc short and long term liquidity include, market conditions, competition from other dot com companies and Z3 Capital's ability to maintain its payments on the promissory notes to IBI and possible legal challenges. A minor material commitment for a capital expenditure exists in a pending agreement to purchase an additional server/backup for our website.



Results of Operations

Three Months Ended March 31, 1999 and 2000

REVENUE: The Company generates the majority of its revenue from the sale of household and office goods over the Internet through its d.b.a. WorldBestBuy.com. Revenue for the three months ended March 31, 2000 increased $22,136 to $31,313. This increase is due to the fact that the Company is experiencing an increase in its Internet traffic. This trend is likely to continue, however, increases in sales will have to be dramatic to offset the Company's significant operating costs.

OPERATING EXPENSES: The Company's primary expense categories include the cost of goods shipped to customers and the administrative expenses related to the maintenance of the Company's Website and its headquarter offices. Cost of goods sold increased by $17,058 to $22,663 for the three months ended March 317 2000 due to volume increases.

The maintenance of the Website includes a consulting contract with Z3 Capital Corporation which runs through June 30, 2000 with a monthly fee of $650,000. General and administrative expenses increased by $3,210,062 to $5,319,693 for the three months ended March 31, 2000. The great majority of the general and administrative costs is the Website maintenance fee which is $1,950,000 per quarter

Depreciation is primarily related to office furniture and computer equipment. Furniture, fixtures and computers are almost fully depreciated.

INTEREST INCOME and INTREST EXPENSES: Interest income is primarily derived from the notes due the Company by Z3 Capital Corporation, a related party entity. Interest income decreased by $10,315 to $0 for the three month period ending March 31, 2000, due to the Z3 note receivable being placed on zero interest accrual because of uncertainties related to the realization of the Z3 note. Interest expense is nominal.

LIQUIDITY AND CAPTTAL RESOURCES: The Company's principal capital and liquidity needs historically have been met by Z3 Capital Corporation' a related party entity, which raises capital for the Company by selling Company stock. preferred stock warrants and rights to private and public investors. The Company's fixture remains uncertain, since its ability to continue as a going concern is dependent upon Z3's ability to raise Capital.


EFFECTS OF NEW ACCOUNTING STANDARDS: In 1997, the Financial Accounting

Standards issued SFAS No. 130, "reporting Comprehensive Income" and
SFAS No. 131,
"l)Disclosure About Segments of an Enterprise and Related
Information", which are both effective for fiscal years beginning after December 15, 1997. SFAS No. 130 addressed reporting amounts of other comprehensive and SFAS No. 131 addresses reporting segment information.
In 1999, the Company implemented SFAS No. 130. There are no material differences between net income and comprehensive income. As defined by SFAS No. 130 for the periods presented. SPAS No. 131 uses a management approach to report financial and descriptive information about a company's operating segments Operating segments are revenue-producing components of the enterprise for which separate financial information is produced internally for the company's management. Under this definition, the Company operated as a single segment for the periods presented.

In June, l99S, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts, and for hedging activities. In June, 1999, FAS No. 133 was amended by SFPS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133lf. As a result of this amendment, SFAS No. 133 shall be effective for all fiscal quarters of all fiscal years beginning after June 1 S, 2000. In accordance with SFAS No. 133, an entity is required to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No.. 133 requires that changes in the derivatives fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's and losses to of set related results on the hedged item in the income statement and requires that a company formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The Company does not expect the adoption of this standard to have a material effect on its financial position or results of operations.

On December 3, 1999, the Securities and Exchange Commission staff issued SAB No. 10, "Revenue Recognition in Financial Statements". The SAB spells out four basic criteria that must be met before companies can record revenue. There are: (a) persuasive evidence that an arrangement exists; (b) delivery has occurred or services have been rendered; 6: the seller's price to the buyer is fixed or determinable; and (d) collectibility is reasonably assured.

Many of the examples in the SAB address situations that give rise to the potential for recording revenue prematurely. They include transactions subject to uncertainties regarding, customer acceptance, including rights to refunds and extended payment terms' and require continuing involvement by the seller.

In March, 2000, the SEC issued SAB 101A, '`Amendment: Revenue Recognition in Financial Statements", that delays the implementation date of certain provisions of SAB 101. Under the amendment, the Company is not required to restate its prior financial statements provided that the Company reports a change in accounting principle no later than the second fiscal quarter (ending June 30, 0000) in accordance with FASB Statement No. 3, "Reporting Accounting Changes In Interim Financial Statement". In accordance with FAS No. 3, for companies that adopt SAB 101 in the second quarter, financial information for the first quarter would be restated by including a cumulative effect adjustment in that quarter (i.e., the first quarter). The Company does not believe the adoption of SAB 101 would have a material impact on its continuing operations.

INFLATION: The Company does not believe inflation has had a significant impact on its operations.

LEGAL PROCEEDINGS: On May 9, 2000, the Company received a final judgment against it as a result of litigation initiated by the State of New Jersey against International Brands and several other defendants. As a result, the Company is enjoined from selling any of its stock within the State of New Jersey. In addition, International Brands shall send a notice to all New Jersey residents who purchased stock, allowing them a right of recision. International Brands, Z3 Capital Corporation and its chief executive are liable to the State of New Jersey for $7,770 in civil monetary penalties. This amount has been accrued on the Company's books and is reflected as a liability at December 31, l999 sod March 31, 2000, since the source for payment of the penalty shall come from the Company. The Company is currently appealing this judgment, however the success of this appeal is in doubt.


NOTE REGARDING PROJECTIONS AND FORWARD LOOKING STATEMENTS
This statement includes projections of future results and "forward-looking statements" as that term is defined in Section 27A of the Securities Act of 1933 as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934 as amended (the "Exchange Act"). All statements that are included in this Registration Statement, other than statements of historical fact, are forward-looking statements. Although the management of INBR believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. There may be factors that could cause actual results to differ materially from the expectations are disclosed in this Statement, including, without limitation, in conjunction with those forward-looking statements contained in this Statement.



Part II.

Item 1.  Legal Proceedings.

On May 9, 2000, the Company received a final judgement against it as a result of litigation initiated by the State of New Jersey against International Brands and several other defendants. As a result, the Company is enjoined from selling any of its stock within the State of New Jersey. In addition, International Brands shall send a notice to all New Jersey residents who purchased stock, allowing them a right of recision. International Brands, Z3 Capital Corporation and its chief executive are liable to the State of New Jersey for $7,770 in civil monetary penalties. This amount has been accrued on the Company's books and is reflected as a liability at December 31, 1999 and March 31, 2000 since the source for payment of the penalty shall come from the Company. The Company is currently appealing this judgement, however the success of this appeal is in doubt.


Item 2.  Changes in Securities and Use of Proceeds.

During this quarter, 62,645 shares were issued pursuant to warrants issued. The total amount received on these shares equals $108,438.50. The following proceeds were used for the following expenses:

Website Expenses:    $41,737.25

Independent Contractors:  $66,701.05


Item 3.  Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None

Item 6. Exhibits and Reports on Form 8-K

(a)

3.1 Certification of Incorporation filed as an exhibit to the Company's registration statement on Form 10-SB filed on November 19, 1999, and incorporated herein by reference.

3.2 By-Laws filed as an exhibit to the Company's registration statement on Form 10-SB filed on November 19, 1999, and incorporated herein by reference.

99.1       March 31, 2000 Financials

99.2       1998, 1999 Year End Financials


(b)

The Corporation filed an 8-K on January 12, 2000, and an amended 8-K on January 18th. Pursuant to an Acquisition Agreement and Plan of Merger dated as of January 12, 2000 between International Brands, Inc ("IBI"), a Nevada corporation, and Tele Special.Com ("TSC"), a Nevada corporation, all the outstanding shares of common stock of TSC were exchanged for 25,000 shares of common stock of IBI in a transaction in which IBI was the surviving corporation. All document relating to such transaction are incorporated by reference.





SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


International Brands, Inc.

/s/__________________________
   Dennis Hayes

   CEO