Form 10-Q
period 2000-06-30
INTERNATIONAL BRANDS INC
filed 2000-08-22
CIK 1099139

Form 10-QSB
                 U. S. Securities and Exchange Commission
                           Washington, D. C. 20549

[X] Quarterly report pursuant section 13 or 15(d) of the Securities Act of 1934

              For the quarterly period ended June 30th, 2000

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

                         Tele: (858) 292-3380
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

	Yes____X_____     No___________-



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

None

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


99.1         Financials for June 30th, 2000



SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


International Brands, Inc.

/s/__________________________             Date: August 8-21-2000
Kellie Kitzgerald
Officer, International Brands.


                           INTERNATIONAL BRANDS, INC.

                              FINANCIAL STATEMENTS
                             FOR THE SECOND QUARTER
                              ENDED JUNE 30, 2000



                               TABLE OF CONTENTS



Balance Sheets                                                   	2


Statements of Income	                                             4


Statement of Stockholders Equity                                  5


Statements of Cash Flows	                                         6


Notes to the Financial Statements	                                7



                            INTERNATIONAL BRANDS, INC.
             (FORMERLY KNOWN AS STELLA BELLA CORPORATION, U.S.A.)
                                BALANCE SHEETS



                                    ASSETS



                                           December 31       June 30 2000
                                              1999            (unaudited)

Current assets:


Cash                                        $	6,457            $	461
Accounts receivable                         -                  5,833
Inventory at lower of FIFO cost or market   4,429              4,400
Prepaid and other current assets            85                 5,600,608
Total current assets                        10,971             5,611,302
Property and equipment:
Furniture and fixtures                      38,468             38,468
Computers and equipment                     21,750             21,750
                                            60,218             60,218
Less: Accumulated depreciation              (50,900)           (57,262)
Net property and equipment                  9,318              2,956
Other assets:

Goodwill, net                               -                  97,256
     Deferred tax benefit                   -                  -
Investments at cost                         35,000             35,000
Notes receivable - related party            1,598,000          7,552,306
    Deposits and other assets               200                200
Total other assets                          1,633,200          7,684,762



                                            $	1,653,489        $13,299,020



                           INTERNATIONAL BRANDS, INC.
              (FORMERLY KNOWN AS STELLA BELLA CORPORATION, U.S.A.)
                               BALANCE SHEETS

                LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)


                                                               June 30
                                         December 31             2000
                                            1999              (unaudited)

Current liabilities:
Accounts payable                          $	 241,267           $	582,918
Accrued expenses and other current
liabilities                               7,787,885            7,774,047
Total current liabilities                 8,029,152            8,356,965
Commitments and contingencies             -                    -
Stockholders equity

Common stock, $.001 par value
Authorized - see restricted common
stock authorization
Issued and outstanding - 10,083,054
shares at December 31, 1999 and
72,432,779 shares at June 30, 2000        10,083               72,433

Restricted common stock, $.001 par value
Authorized - 400,000,000 shares
Issued and outstanding - 57,612,293
shares at December 31, 1999 and
11,522,832 shares at June 30, 2000        57,612                11,523
Series IV convertible preferred stock,
$.001 stated value
Authorized - 663,800 shares
Issued and outstanding - 626,639
shares at December 31, 1999 and
620,744 shares at June 30, 2000           627                   621
Series VI convertible preferred stock,
$.001 stated value
  	Authorized - 19,581,230 shares                               753
Issued and outstanding - 0 shares at
December 31, 1999                         -
and 752,515 shares at June 30, 2000       346,278,098           358,433,660
Additional paid-in capital

Accumulated deficit                       (352,722,083)         (353,576,935)
Total stockholders equity                 (6,375,663)           4,942,055

                                          $ 1,653,489           $	 13,299,020



                           INTERNATIONAL BRANDS, INC.
             (FORMERLY KNOWN AS STELLA BELLA CORPORATION, U.S.A.)
                            STATEMENTS OF INCOME

                       Three months   Three months   Six months   Six months
                           ended         ended          ended       ended
                      June 30,1999   June 30,2000  June 30,1999  June 30, 2000
                       (unaudited)    (unaudited)   (unaudited)   (unaudited)
Net sales                  $16,377       $5,710       $25,614      	$37,082
Cost of goods sold         5,921         10,488       11,526        33,150
Gross profit               10,456        (4,778)      14,088        3,932
Operating expenses General
and administrative         2,612,143     3,189,588    163,736,296   8,405,785
Loss from operations and
before other income and
provision for taxes        (2,601,687)   (3,194,366)  (163,722,208) (8,401,853)
Other income               -             7,552,306    -             7,552,306

Provision for income
taxes (benefit)            -             -            -             -

Net income (loss)          $(2,601,687)  $4,357,940  $(163,722,208) $(849,547)


Loss per share             $(.044)       $.042       $(2.788)       $(.008)

Weighted average number
of common shares
outstanding                58,722,922    104,432,228  58,722,922     104,432,228







                         INTERNATIONAL BRANDS, INC.
          (FORMERLY KNOWN AS STELLA BELLA CORPORATION, U.S.A.)
                    STATEMENT OF STOCKHOLDERS EQUITY

                               SHARES
                                             Preferred   Preferred
                  Common    Common Stock   Stock Series  Stock Series  Common
                  Stock     Restricted        Series IV      VI         Stock

Accumulated Deficit
Balance at December
31, 1999            10,083,054  57,612,293     626,639       -         $10,083


Acquisition of
Tele Special.com
(unaudited)         -            -              -            -         -

Shares issued in
settlement of
litigation
(unaudited)         -            40,000         -            -         -

Preferred Stock
issued (unaudited)  -            -              -            1,252,362  -

Conversion of Series
IV Preferred Stock
(unaudited)         -            223,331        (5,895)      -         -

Conversion of Series
VI Preferred Stock
(unaudited)         -            2,499,237      -           (499,847)  -

Conversion of
Warrants(unaudited) -            109,989        -           -          -

Expiration of
Restriction on
Common Stock through
the quarter ended
June 30,2000
(unaudited)         62,349,725   (62,349,725)   -           -           -

Balance at June
30, 2000            72,432,779   11,522,832     -           -           -

AMOUNT

                   Common     Preferred     Preferred    Additional
                   Stock     Stock Series  Stock Series   Paid-In    Accumulated
                 Restricted      IV            VI         Capital     Deficit

Accumulated Deficit
Balance at December
31,1999            $57,612      $627      -          $346,278,098   $(352,722,083)

Acquisition of
Tele Special.com   -            -         -          5,000          (5,305)

Shares issued for
Services
(unaudited)        13,397       -         -          11,991,320     -

Shares issued in
Settlement of
litigation
(unaudited)        40           -         -          129,960         -

Preferred Stock
Issued (unaudited) -            -         1,253      (1,253)         -

Conversion of
SeriesIV preferred
Stock
(unaudited)        224          (6)       -          (218)           -

Conversion of
SeriesVI Preferred
Stock
(unaudited)        2,499        -         (500)      (1,999)         -

Conversion of
Warrants
(unaudited)        101          -         -          32,752          -

Expiration of
Restriction on
Common Stock
through the
quarter ended
June 30,2000
(unaudited)        (62,350)     -         -          -               -

                   -            -         -          -               (849,547)

Balance at June
30, 2000           $11,523      $621      $753       $358,433,660    $(353,576,935)


                             INTERNATIONAL BRANDS, INC.
               (FORMERLY KNOWN AS STELLA BELLA CORPORATION, U.S.A.)
                              STATEMENTS OF CASH FLOWS


                                     SIX MONTHS ENDED     SIX MONTHS ENDED
                                      JUNE 30, 1999         JUNE 30,2000
                                      (UNAUDITED)           (UNAUDITED)


Cash flow from operating activities:

Net loss                               $(163,722,208)       $(854,852)


Adjustments to reconcile net loss
to net cash used by operations
Depreciation and amortization          $6,362               $11,481


Common stock issued as compensation
for services                           119,397,500          6,404,109


Common stock issued in settlement
of litigation                          -                    130,000


Net adjustments to notes receivable    3,811,973            (5,954,306)


Common stock issued for note
receivable                             40,000,000           -


Net equity adjustment for acquisition
of Tele Special.com                    -                    (97,375)


Change in assets and liabilities:

Decrease (increase)
in accounts receivable                 38,772               (5,833)

Decrease in deposits
and other assets                       2,330                 -

Decrease in inventories                3,236                 29

Decrease in prepaids and
other current assets                   65                    85

Increase (decrease) in
accounts payable                       (43,026)              327,813


                                       163,217,212           816,003
Net cash used by operating activities  (504,996)             (38,849)


Cash flows from investing activities:


Exercise of warrants for common stock  521,701               32,853


Net cash provided by investing
activities                             521,701               32,853


Net increase (decrease) in cash        16,705                (5,996)
Cash at the beginning of the year      4,516                 6,457


Cash at the end of the year            $21,221               $461


INTERNATIONAL BRANDS, INC.
(FORMERLY KNOWN AS STELLA BELLA CORPORATION, U.S.A.)
NOTES TO THE FINANCIAL STATEMENTS



1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The financial statements included herein are unaudited and have been prepared
in 	accordance  with  generally  accepted  accounting  principles for interim
financial 	 reporting  and   Securities  and   Exchange   Commission  ("SEC")
regulations.  Certain  	information and footnote disclosure normally included
in financial statements 	 prepared  in  accordance  with  generally  accepted
accounting principles have been 	condensed or  omitted pursuant to such rules
and regulations.  In  management's 	opinion, the financial statements reflect
all adjustments  (of  a  normal and recurring 	nature) which are necessary to
present fairly the financial position, results of 	operations,  stockholders'
equity and cash flows for the  interim periods.   These 	financial statements
should be read in  conjunction with the audited financial 	statements for the
year ended December 31, 1999, as set forth in the Company's 	Annual Report on
Form 8-K.   The  results  of  the  six  months  ended  June 30, 2000 	are not
necessarily indicative of the  results  that  may  be  expected  for the year
ending 	December 31, 2000.

2.	GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has sustained substantial operating losses in recent years. In addition, the Company has used substantial amounts of working capital in its operations. Furthermore, the Company has incurred a loss of $189,985,747 as of December 31, 1999 and $ 849,547 through the second quarter of 2000, as well working capital deficits of $8,018,181 as of December 31, 1999, and $2,745,663 as of the second quarter of 2000.


Management has been advised by the Company's Senior  Financial  Advisor,  who
was also 	the President of Z 3 Capital Corporation, that Z 3 will continue to
fund the Company's 	continued operations through private  placements  of  the
Company's stock.  Z 3 has demonstrated  continued ability since 1994 to raise capital for the Company.  The Company's  continued  viability and its ability to continue as a going concern as a  going  concern  is  dependent  upon  its ability to issue stock and raise funds.  In  addition,  on  May 31, 2000, the
Company approved the extension of the  management  contract  with  Z-3.   The
agreement calls for the  Company  to  pay  Z 3  a  monthly  management fee of
$650,000.   The  monthly  payment  will  be  applied as a payment against the
Company's note receivable from Z 3, which had been previously fully reserved.
As a  result,  the Company recognized a loss recovery of $7,552,306, which is recognized as other income  for  the  three months and six months ending June
30, 2000.


3.	SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

In addition to cash provided or used for operations, investing, and financing, the Company had the following non-cash investing and financing activities:

A.	For the Six Months Ended June 30, 1999

   1.	The Company issued 40,000,000 shares of restricted common stock in exchange for  a  $40,000,000 note receivable and $80,000,000 in  consulting  services  from  Z 3  Capital  Corporation.

   2.	The   Company  issued   its  President  13,000,000   shares  of
      restricted  common  stock,  having  a  fair  market  value   of
      $39,000,000.

   3.	The Company issued 50,000 shares of restricted  common stock in
     	consideration  for  various services, having a  market value of
      $397,500.

   4.	Net  adjustments  to  notes receivable consisted of  $3,811,973


B.	For the Six Months Ended June 30, 2000

   1.	The Company issued 13,396,707 shares of restricted common stock in consideration for various services, having a market value of
      $12,004,717. Of these services $7,008,700 were  capitalized  as prepaid advertising.

   2.	The Company issued 40,000 shares of restricted  common stock in settlement of a lawsuit, having a fair market value of $130,000.

   3.	The Company  issued  31,500  shares restricted  common stock to purchase Tele Special.com.  The  net  fair  market value of the transaction was $97,375.

   4.	Net adjustments to notes receivable consisted  of  ($5,954,306).