Form 10QSB
period 2000-09-30
INTERNATIONAL BRANDS INC
filed 2000-11-21
CIK 1099139

Form 10-QSB
             U. S. Securities and Exchange Commission
                      Washington, D. C. 20549

[X] Quarterly report pursuant section 13 or 15(d) of the Securities Act of 1934

        For the quarterly period ended September 30th, 2000

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



Item 1. Financial Statements

The required financials are hereby attached..

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

A judgement was settled one year ago against IBI by Plaintiff Persall for $6,081.81. This judgement has not yet been satisfied. Plaintiff has filed to collect claim. Court date is December 5th, 2000.

Judgement settled on 8/31/00 against Worldbestbuy for $4,481.00 from Alshire International.

Notice of legal action filed against Worldbestbuy from S&S Public
Relations for monies due.  This court date is set for January 2001.

Item 2.  Changes in Securities and Use of Proceeds.

The Company issued 853,100 shares of restricted common stock having a market value of approximately $127,965 for Appreciation rights. It also issued 302,285 shares of restricted common stock having a market value of approximately $45,343 in exchange for preferred series IV stock. In addition the company cancelled 7690 shares of preferred series IV stock and reissued 535,265 of restricted common stock having a market value of approximately $80,290. The company issued 193,571 shares of restricted common shares to stockholders who exercised warrants in exchange for $28,576. The company also issued 2,262,251 shares of restricted common stock in exchanges for services. These shares had an approximate market value of $339,338.

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


27.1 Unaudited Financials for September 30th, 2000.



SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


International Brands, Inc.

__/s/________________________
Kellie Fitzgerald, CFO