Form 10-K
period 2000-12-31
INTERNATIONAL BRANDS INC
filed 2001-05-22
CIK 1099139

TABLE OF CONTENTS

PART I
ITEM 1.  DESCRIPTION OF
BUSINESS...............................................1
ITEM 2.  DESCRIPTION OF
PROPERTY...............................................
ITEM 3.  LEGAL PROCEEDINGS.....................................................
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF
SECURITY HOLDERS...................
PART II
ITEM 5.  MARKET FOR COMMON EQUITY SECURITIES.............
ITEM 6.  SELECTED FINANCIAL DATA
ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR
PLAN OF OPERATION............

ITEM 7A.	QUANTITATIVE AND QUALITATIVE
DISCLOSURE OF MARKET RISK................
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY
DATA.................................................
ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH
ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL
DISCLOSURE..................................
PART III
ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS ............
ITEM 11.	EXECUTIVE COMPENSATION
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
OWNERS
AND MANAGEMENT........................................................
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED
TRANSACTIONS........................
PART IV
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
AND REPORTS ON FORM 8-K......................................
SIGNATURES............................................................
FINANCIAL STATEMENTS..................................................
INDEX TO EXHIBITS.....................................................







ITEM 1.	BUSINESS
OVERVIEW
International Brands, Inc. through it's wholly owned subsidiary WorldBestBuy.com offers an Internet mega-shopping site where consumers can purchase a wide range of products from around the world at discount prices. WorldBestBuy.com also offers an extensive package of free services designed to turn first-time buyers into regular customers. Among these free services is a Garage Gale area where consumers can buy, sell and trade personal items and a World Bazaar area where craftsmen and collectors from around the globe can sell interesting and unusual items without paying any listing charges or commissions.
International Brands intends continued development of its e-commerce shopping mall through private venture capital company and consulting firm, Z3 Capital, Corp. Z3 will continue to provide research and development services in the area of e-commerce technology to implement a banner management system advertising network, internet auctions and Internet reverse auctions capabilities, an e-commerce solution for international marketing strategies and programs for a selection of over 40,000 items for "One-Stop E-Shopping" convenience. Recently launched additions to the WorldBestBuy.com site are an automobile auction and free Web browsing and e-mail service with nationwide local access number support. Individuals taking advantage of the no-cost system will have www.WorldBestBuy.com automatically loaded as their home page.

BUSINESS STRATEGY
International Brands will continue to expand its client base through continued global marketing campaigns for WorldBestBuy.com. The
Company is currently in the fourth year of a five-year marketing agreement with the best selling Russian Pop Music star Philip
Kirkorov.  The company has an endorsement agreement with Olympic swimmer Lenny Krayzelburg, three time gold medallist at the 2000
Olympic games in Sydney, Australia.  The Company sponsors
approximately 10 racing teams with Mack McClellan Motor sports in charge of its racing program which includes NASCAR Winston Cup,
INDY, ARCA, Open Wheel Racing, Grand American Series, IRL,
Midgets, USAC. Tony Elliott of KoKomo, Indiana. Tracy Hines of
New Castle, Indiana. Jay Drake of Val Verde, California. Becca
Anderson of Houston, Delaware. Brandon Erwin of Denton, Texas.
Scott Deware of Easton, Massachusetts. Todd Kelley of Russiville,
Indiana. Rick Mast drives car #50 - Nascar Winston Cup. Jack Willes Charlotte North Carolina. Jon Leavy Miami, Florida.
Other marketing support for WorldBestBuy.com comes from
strategic partnerships   with   over   10,000 internet   entrepreneurs
who offer WorldBestBuy.com products on their Websites on a commission basis.
OPERATIONS
International Brands, Inc. is in the process of implementing a series of cost cutting moves. The Company will relinquish its currently leased office property and transition its headquarters to a location to be provided by the President and CEO, Steven Zubkis, rent-free to the company. We also intend to employ independent contractors and temporary personnel on an as needed basis for support services. In addition, Z3 Capital, Corp. with whom International Brands, Inc. has a contractual arrangement for services in payment of notes payable to the Company, will provide additional support services, maintenance, research and technological development and implementation of WorldBestBuy.com e-commerce engines. The primary areas of operations going forward will concentrate on e-commerce and residential real estate development.
E-Commerce
WorldBestBuy.com International is implementing an e-commerce strategy to offer the most competitive product pricing, value added programs and excellent customer service.
The banner management advertising system, once fully developed and implemented, will provide WorldBestBuy.com, via various contractual and Joint-Venture agreements, with a network of second-tier and third-tier websites links. These links will fulfill the advertising needs of the Company and provide an income-producing opportunity in the form of reselling of advertising banners to other companies. International
Brands is currently developing free internet auctions and free reverse auctions through WorldBestBuy.com. Some components of these auction capabilities have already been developed and implemented, however further technical development and improvements are required. The Company is in the process of designing and implementing the marketing strategies for these auctions.
This new e-commerce strategy is being implemented via an agency agreement with an experienced international distributor in operation for over 30 years and is recognized as a quality supplier of goods and services throughout the Pacific Region. By using the buying power of International Brands resources, we are able to take advantage of volume purchasing in order to offer the lowest price.
As a result of WorldBestBuy.com will offer a selection of over 40,000 food/non-food items for "One-Stop E-Shopping" convenience and provide direct full container load shipments from corporate brand vendors and national brand manufacturers in order to reduce costs even further. This extensive experience with international logistics will allow us to offer added value services and prompt delivery.
International Brands, through its agency agreement falls into wholesale distribution infrastructure of 10 distribution centers throughout the Western United States with a combined team of 4,000 employees to service retail and wholesale needs. Wholesale categories include but are not limited to the following:

GROCERY - Commodity items like Flour, Rice, Sugar,
Cooking/Salad Oils; Canned Fruits & Vegetables; Household Paper Products; Ramen; Snack Foods; Canned Meats; Beverages.
SPECIALTY - Ethnic Products, Gourmet Foods, Health Foods,
Seasonal & Holiday Foods.
HEALTH & BEAUTY AIDS - Baby Needs, Cosmetics, Hair Care,
Feminine Hygiene, and O.T.C. Health Care.
HOUSEWARES & HARDWARE - Automotive, Candles Bake ware/Kitchen Accessories, Pet Care, School Supplies, Seasonal and Holiday Items.
DELI - Butter, Margarine, Cheese, Meats, Yogurts, Whipping Cream.
FROZEN - Bakery Products, Dinner Entrees, Fruits, Ice, Juices, Pizza, Potatoes, Seafood, Toppings, and Vegetables.
SERVICE DELI - Thaw & Serve Bakery, Bulk Cheeses, Convenience
Foods, Salads, Side Dishes, Foodservice.
ICE CREAM / DAIRY / BAKERY - Full Line of Products.
MEAT - Beef, Pork, Poultry, Lamb, Seafood.
PRODUCE / EGGS - Fruits, Vegetables, Fresh Flowers and Plants International Brands continues its expansion into global markets. In 1998 and 1999, International Brands, Inc signed a letters of intent with a few high-ranking government officials and celebrities of former
USSR Republics and Russia. There are various opportunities for International Brands, Inc. and WorldBestBuy.com to broker products, natural resources and services between East and West online and via old fashion method of negotiations. Currently International Brands, inc. representing as an agent a large retailer-owned grocery distributor in the Western United States of America with 40,000 food/non-food items in Russia, Kazakhstan, Tatarstan, Turkmenistan, Georgia, Azerbaijan, Moldova, Ukraine and Lithuania. Number of
Governmental officials from above mentioned Countries has expressed an interest in purchasing these products via International Brands, Inc. for purposes of establishing a wholesale-clubs type of Costco. These opportunities do not require any cash investments or cash expenditures, these opportunities are available to International Brands, Inc. and to WorldBestBuy.com via professional relationships of company President and CEO Steven Zubkis. We are very exited to have an opportunity to be involved in transactions of this magnitude.
We hope that one day some of these transactions will be consummated.

ITEM 2.	PROPERTIES
Not applicable
ITEM 3.	LEGAL PROCEEDINGS
On May 9, 2000, the Company received a final judgment against it as a result of litigation initiated by the State of New Jersey against International Brands and several other defendants. As a result, the Company is enjoined from selling any of its stock within the State of New Jersey. In addition, International Brands shall send a notice to all New Jersey residents who purchased stock, allowing them a right of rescission. International Brands, Z3 Capital Corporation and its chief executive are liable to the State of New Jersey for $7,770,000 in civil monetary penalties. This amount has been accrued on the Company's books and is reflected as a liability at December 31, 1999 and December 31, 2000 since the source for payment of the penalty shall come from the Company. The Company is currently appealing this judgment, however the success of this appeal is in doubt.
The Securities and Exchange Commission ("Commission") announced that in a decision dated February 21, 2000, the United States District Court for the Southern District of New York has held that President Steven Zubkis violated the antifraud provisions, as well as other provisions, of the federal securities laws. Mr. Zubkis was permanently enjoined from further violations of these provisions of the federal securities laws and permanently prohibited him from serving as an officer or director of a public company such pursuant to Section 20(e) of the Securities Act and Section 21(d)(2) of the Exchange Act. Mr. Zubkis is currently appealing this decision.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF
SECURITY HOLDERS
There were no matters submitted to a vote of shareholders during the 4th quarter of the fiscal year ended December 31, 2000.  On
January 2001, The Company authorized the issuance of Platinum warrants.  These warrants are to be issued to each shareholder, regardless of the number of shares held, as of the record date of May 1, 2001. Each Platinum warrant can be exercised for $1,000 and converted to one unit interest of International Brands, LP, A California Limited Partnership of which the Company is managing partner.
Not applicable.
PART 11
ITEM 5.	MARKET FOR COMMON EQUITY SECURITIES
The Company is a reporting publicly traded company reported on the
NASD OTC Bulletin Board under the symbol INBR.
Penny Stock Regulation.  The Company's common stock may be
deemed a
penny stock.   Penny stocks generally are equity securities with a price
of less than $5.00 per share other than securities registered on certain national securities exchanges or quoted on the Nasdaq Stock Market, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system.
The Company's securities may be subject to "penny stock rules" that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of
$1,000,000 or annual income exceeding  $200,000
or $300,000  together with their spouse).
For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the "penny stock rules" require the delivery, prior to the transaction, of a disclosure schedule prescribed by the Commission relating to the penny stock market.
The broker-dealer also must disclose the commissions payable to both the
broker-dealer and the registered representative and current quotations
for the securities.   Finally, monthly statements must be sent disclosing
recent price information on the limited market in penny stocks. Consequently, the "penny stock rules" may restrict the ability of broker-dealers to sell the Company's securities. The foregoing required penny stock restrictions will not apply to the Company's securities if such securities maintain a market price of $5.00 or greater. There can be no assurance that the price of the Company's securities will reach or maintain such a level

ITEM 6, 	SELECTED FINACIAL DATA
None
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
PLAN OF OPERATIONS
EXCEPT FOR HISTORICAL INFORMATION CONTAINED IN
THIS REPORT, INFORMATION CONTAINED IN THIS FORM 10-
KSB CONTAINS "FORWARD-LOOKING STATEMENTS"
WITHIN THE MEANING OF THE PRIVATE SECURITIES
LITIGATION REFORM ACT OF 1995, WHICH CAN BE
IDENTIFIED BY THE USE OF FORWARD-LOOKING
TERMINOLOGY SUCH AS "MAY", "WILL", "EXPECT",
"PLAN", "ESTIMATE", OR "CONTINUE" OR THE NEGATIVE
THEREOF OR OTHER VARIATIONS THEREON OR
COMPARABLE TERMINOLOGY. THERE ARE CERTAIN
IMPORTANT FACTORS THAT COULD CAUSE RESULTS TO
DIFFER MATERIALLY FROM THOSE ANTICIPATED BY SOME
OF THESE FORWARD-LOOKING STATEMENTS, INCLUDING
WITHOUT LIMITATION, THE EFFECTS OF CHANGES IN
ECONOMIC CONDITIONS AND CERTAIN OF THE "RISK
FACTORS" ENTITLED "COMPETITION," INVESTORS ARE
CAUTIONED THAT ALL FORWARD-LOOKING STATEMENTS
INVOLVE RISK AND UNCERTAINTY.
GENERAL
The Company derives revenue solely from its internet mega-shopping site where consumers can purchase a wide range of products from around the world at discount prices.
CONTINUING OPERATIONS
The after tax loss on continuing operations, for the year ended December 31, 2000 was $17,476,876 compared to a loss of $
180,985,747 in the year ended December 31, 1999. Revenue for 2000 was $ 41,299 compared to $ 32,714 in 1999. The Company had approximately ________ web site hits in 2000, compared to ________web site hits during 1999. The majority of Worldbestbuy.com clients were located in the United States, but with the efforts of the global marketing campaign, the Company expects to expand its client base to Europe and the Americas in 2001.
Corporate revenues increased 1999 to 2000, as the Company was internet shopping site Worldbestbuy.com was fully operational for the entire 2000 period. The majority of revenues were earned in the first and second quarter of 2000. Due to various market factors, the Company was forced to direct resources to significant cost measures at the expense of internet sales development. With the cost cutting measures fully implemented and global marketing campaign fully implemented, the Company will be able to focus its efforts on internet revenue enhancement in the year 2001.
Corporate SG&A includes the cost of Corporate officers, the Corporate offices, and other recurring expenses related to maintaining the corporate operations, website development and support, shareholder services, and audit and reporting expenses. Corporate
SG&A in 2000 was $ 18,889,241 compared to $ 181,104,559in 1999, a decrease primarily due to a significantly lower stock price for valuation of common equity securities issued for services rendered and significant corporate cost cutting measures employed in the third and fourth quarters of 2000.
Advertising expenditures increased form $17,141,806 in 2000 from $ 282,134 in 1999 as the Company began full implementation of its global marketing campaign.
Net loss from operation was $17,476,876 in 2000 compared to $ 180,985,747 in 1999. Depreciation and amortization totaled $6,318 in 2000 compared to $12,725 in 1999. The company refrained from investment in depreciable assets and continued its reliance upon consultants to provide the necessary equipment. No amortization expense was recognized as Goodwill acquired in the merger with TeleSpecial.com was determined to be fully impaired as of December
31, 2000

PLANNED OPERATIONS
Residential Real Estate
During 2000, International Brands developed plans to enter the residential real estate market through various limited partnerships of which, International Brands will be managing partner. The company will be obtaining capital via these Limited Partnerships, to purchase income-producing properties in San Diego County area. These operations are expected to fully implemented by the end of 2001. International Brands, Inc. will be acquiring solely debt free income producing residential real estate in San Diego County. Our demographic studies indicate that San Diego County is an excellent location for such an investments. San Diego is the sixth largest city in the United States and has the second fastest growth rate. Housing is already tight in San Diego and is going to get a lot tighter. According to the San Diego Association of Governments (SANDAG) Board of
Directors, 2020 Cities/Counties Forecast Profiles, which was released in February 1999 for local agency review. San Diego will by the year 2005, have 2,200,000 fewer housing units than it has people, resulting in rapidly escalating property values and rental rates. Statistically for the past 100 years, the property values in US double every seven years. However if we rely on the SANDAG forecast, San Diego County will appreciate much faster. According to the Department of Labor, San
Diego ranks 57th in the nation for average annual pay, ahead of tens of thousands of other communities. Workers in San Diego can afford middle- to high-middle-class rents and are happily paying them to avoid 45-60 minute commutes and to be able to live in one of the
cleanest, brightest, most robust urban areas in the world.   Both San
Diego County and the city of San Diego operate under the most landlord-friendly Civil and Commercial statutes of any major
American city. In these days of skyrocketing energy costs, the fact that San Diegans almost never have to turn on their furnace or air conditioner makes it an even more desirable place to live. For these reasons and more we anticipate a successful implementation of these, new to International Brands, Inc. business strategy.
LIQUIDITY AND CAPITAL RESOURCES
The Company continues to be challenged for capital. Despite its dilutive effects, International Brands continues to utilize its common equity to finance operations of the Company. The Company continues to raise capital through the conversion of warrants, but due to the recent downturn in share price, the capital derived from warrants has been negatively impacted. The Company expects its residential real estate operations to provide needed liquidity for Company operations and increase shareholder value.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE
DISCLOSURE OF MARKET RISK

Competition from larger and more established companies   may
hamper marketability.   IBI may face intense competition from similar,
more well established competitors, including national, regional and local companies possessing substantially greater financial, marketing, personnel and other resources than IBI. IBI may not be able to market or sell its products if faced with direct product competition from these larger or more established companies.
Issuance of future shares may dilute investors share value. The Articles of Incorporation as amended of IBI authorizes the issuance of 400,000,000 shares of common stock. The future issuance of all or part of the remaining authorized common stock may result in
substantial dilution in the percentage of the Company's common stock
held by the its then existing shareholders.   Moreover, any common
stock issued in the future may be valued on an arbitrary basis by IBI. The issuance of the Company's shares for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by investors, and might have an adverse effect on any trading market, should a trading market develop for the Company's common stock.




ITEM 8.	FINANCIAL STATEMENTS AND
SUPPLEMENTARY DATA






INTERNATIONAL BRANDS, INC.

FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND 1999

TABLE OF CONTENTS


Independent Auditors? Report	1


Balance Sheets	2


Statements of Income	4


Statement of Stockholders? Equity	5


Statements of Cash Flows	7


Notes to Financial Statements	8








INTERNATIONAL BRANDS, INC.
(FORMERLY KNOWN AS STELLA BELLA CORPORATION, U.S.A.)
BALANCE SHEETS
DECEMBER 31, 2000 AND 1999


ASSETS


1
2
/
3
1
/
0
0

1
2
/
3
1
/
9
9

Current assets:
Cash
Inventory at lower of FIFO cost
or market (Note 1)
Prepaid and other current assets


$


6
7
1
-
-



$


6
,
4
5
7
4
,
4
2
9
8
5
Total current assets

6
7
1


1
0
,
9
7
1
Property and equipment: (Note 1)
Furniture and fixtures
Computers and equipment


3
8
,
4
6
8
2
1
,
7
5
0



3
8
,
4
6
8
2
1
,
7
5
0

Less: Accumulated depreciation

6
0
,
2
1
8
(
5
7
,
2
1
8
)


6
0
,
2
1
8
(
5
0
,
9
0
0
)
Net property and equipment

Other assets:
Investments at cost (Note 3)
Notes receivable - related party
(Note 7)
Deposits and other assets

3
,
0
0
0


-
3
,
8
3
2
,
6
5
0
2
0
0


9
,
3
1
8


3
5
,
0
0
0
1
,
5
9
8
,
0
0
0
2
0
0
Total other assets

3
,
8
3
2
,
8
5
0


1
,
6
3
3
,
2
0
0

Total assets

$

3
,
8
3
6
,
5
2
1


$

1
,
6
5
3
,
4
8
9

INTERNATIONAL BRANDS, INC.
(FORMERLY KNOWN AS STELLA BELLA CORPORATION, U.S.A.)
BALANCE SHEETS
DECEMBER 31, 2000 AND 1999


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


1
2
/
3
1
/
0
0

1
2
/
3
1
/
9
9

Current liabilities:
Accounts payable
Due to related party (Note 7)
Accrued expenses and other
current liabilities
   (Note 8)


$


3
3
4
,
3
5
4
5
1
,
2
2
9

7
,
7
8
6
,
0
7
0



$


2
4
1
,
2
6
7
+
-

7
,
7
8
7
,
8
8
5
Total current liabilities

Commitments and contingencies
(Note 8)
370
Stockholders' equity (Note 5):
Common Stock, $.001 par
value, authorized
   restricted common stock;
67,695,347
  and 10,083,054 shares issued
and outstanding
  at December 31, 2000 and
1999, respectively
Restricted Common Stock,
$.001 par value,
   400,000,000 shares
authorized; 30,604,411
   and 57,612,293 shares issued
and outstanding at
   December 31, 2000 and 1999,
respectively
Series IV Convertible Preferred
Stock, $.001
   stated value, 19,681,230
shares authorized;
620,744 and 626,639 shares
issued and
   outstanding at December 31,
2000 and 1999,
   respectively
Series VI Convertible Preferred
Stock, $.001
   stated value, 19,581,230
shares authorized; 752,515 and
0 shares issued and outstanding
at
   December 31, 2000 and 1999,
respectively
Additional paid-in capital
Accumulated deficit

8
,
1
7
1
,
6
5
3







6
7
,
6
9
5



3
0
,
6
0
4




6
2
1



7
5
3
3
6
5
,
7
6
4
,
1
5
4
(
3
7
0
,
1
9
8
,
9
5
9
)


8
,
0
2
9
,
1
5
2

-





1
0
,
0
8
3



5
7
,
6
1
2




6
2
7



-
3
4
6
,
2
7
8
,
0
9
8
(
3
5
2
,
7
2
2
,
0
8
3
)
Total stockholders' equity

(
4
,
3
3
5
,
1
3
2
)


(
6
,
3
7
5
,
6
6
3
)
Total liabilities and
stockholders' equity
$
3
,
8
3
6
,
5
2
1

$
1
,
6
5
3
,
4
8
9



INTERNATIONAL BRANDS, INC.
(FORMERLY KNOWN AS STELLA BELLA CORPORATION, U.S.A.)
STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999




Y
e
a
r

E
n
d
e
d

1
2
/
3
1
/
0
0

Y
e
a
r

E
n
d
e
d
1
2
/
3
1
/
9
9

Net sales

Cost of goods sold

$

4
1
,
2
9
9

2
7
,
9
2
8


$

3
2
,
7
1
4

1
4
,
6
7
3
Gross profit

1
3
,
3
7
1


1
8
,
0
4
1

Operating expenses:
Advertising
General and administrative



1
7
,
1
4
1
,
8
0
6
9
,
6
5
0
,
4
0
7




2
8
2
,
1
3
4
1
8
0
,
8
2
2
,
4
2
5
Loss from operations

Other income:
Interest income
Recoveries of note receivable
(Note 7)
Gain on liquidation of
investment (Note 4)

(
2
6
,
7
7
8
,
8
4
2
)


1
,
3
9
2
,
9
0
7
7
,
8
9
5
,
7
5
9
1
3
 .
3
0
0



(
1
8
1
,
0
8
6
,
5
1
8
)


1
0
0
,
7
7
1


-

Loss before provision for taxes

Provision for income taxes
(benefit) (Note 6)

(
1
7
,
4
7
6
,
8
7
6
)

-


(
1
8
0
,
9
8
5
,
7
4
7
)

-
Net loss
$
(
1
7
,
4
7
6
,
8
7
6
)

$
(
1
8
0
,
9
8
5
,
7
4
7
)

Loss per share (Note 1)


(
0
 .
1
6
)



(
3
 .
1
7
)

Weighted average number of
common shares
   outstanding



1
0
7
,
6
4
7
,
8
5
3




5
9
,
9
0
5
,
8
3
4





INTERNATIONAL BRANDS, INC.
(FORMERLY KNOWN AS STELLA BELLA CORPORATION, U.S.A.)
STATEMENT OF STOCKHOLDERS? EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


Shares

Amount


C
o
m
m
o
n

S
t
o
c
k

C
o
m
m
o
n

S
t
o
c
k

R
e
s
t
r
i
c
t
e
d

P
r
e
f
e
r
r
e
d

S
t
o
c
k

S
e
r
i
e
s

I
V

P
r
e
f
e
r
r
e
d

S
t
o
c
k

S
e
r
i
e
s

V
I


C
o
m
m
o
n

S
t
o
c
k

C
o
m
m
o
n

S
t
o
c
k

R
e
s
t
r
i
c
t
e
d

P
r
e
f
e
r
r
e
d

S
t
o
c
k

S
e
r
i
e
s

I
V

P
r
e
f
e
r
r
e
d

S
t
o
c
k

S
e
r
i
e
s

V
I


A
d
d
i
t
i
o
n
a
l

P
a
i
d
-
i
n

C
a
p
i
t
a
l


A
c
c
u
m
u
l
a
t
e
d

D
e
f
i
c
i
t

B
al
an
ce
at
D
ec
e
m
be
r
31
,
19
99

S
ha
re
s
is
su
ed
fo
r
of
fi
ce
r

co
m
pe
ns
ati
on
(
N
ot
e
11
)

S
ha
re
s
is
su
ed
fo
r
se
rv
ic
es

(
N
ot
e
11
)

S
ha
re
s
is
su
ed
in
se
ttl
e
m
en
t
of

lit
ig
ati
on
(
N
ot
e
11
)

S
ha
re
s
is
su
ed
to
fo
r
ad
ve
rti
si
ng

(
N
ot
e
11
)

S
ha
re
s
is
su
ed
fo
r
ex
er
ci
se
of

w
ar
ra
nt
s

S
ha
re
s
is
su
ed
fo
r
co
nv
er
si
on
of

Se
ri
es
I
V
Pr
ef
er
re
d
St
oc
k
to

co
m
m
on
st
oc
k

Se
ri
es
V
I
sh
ar
es
is
su
ed

S
ha
re
s
is
su
ed
fo
r
co
nv
er
si
on
of

Se
ri
es
V
I
Pr
ef
er
re
d
St
oc
k
to

C
o
m
m
on
St
oc
k

E
xp
ir
ati
on
of
re
str
ict
io
n
on

co
m
m
on
st
oc
k

N
et
lo
ss

1
0
,
0
8
3
,
0
5
4


-


-


-


-


-



-

-



-


5
7
,
6
1
2
,
2
9
3

-


5
7
,
6
1
2
,
2
9
3


1
,
1
9
5
,
0
0
0


5
,
3
4
9
,
2
4
8


7
7
,
0
0
0


2
0
,
6
9
1
,
9
3
3


5
6
8
,
6
6
2



2
2
3
,
3
3
1

-



2
,
4
4
9
,
2
3
7


(
5
7
,
6
1
2
,
2
9
3
)

-


6
2
6
,
6
3
9


-


-


-


-


-



(
5
,
8
9
5
)

-



-


-

-



-


-


-


-


-


-



-

1
,
2
5
2
,
3
6
2



(
4
9
9
,
8
4
7
)


-

-


$

1
0
,
0
8
3


-


-


-


-


-



-

-



-


5
7
,
6
1
2

-


$

5
7
,
6
1
2


5
4
5


1
,
4
8
3


7
7


1
9
,
9
0
1


5
,
8
7
6



2
2
3

-



2
,
4
9
9


(
5
7
,
6
1
2
)

-


$

6
2
7


-


-


-


-


-



(
6
)

-



-


-

-


$

-


-


-


-


-


-



-

7
5
3



-


-

-


$

3
4
6
,
2
7
8
,
0
9
8


3
9
4
,
4
3
0


2
,
4
3
2
,
6
7
4


2
4
5
,
1
0
2


1
6
,
3
9
4
,
6
1
2


2
1
,
9
8
4



6

(
7
5
3
)



(
1
,
9
9
9
)


-

-


$

(
3
5
2
,
7
2
2
,
0
8
3
)


-


-


-


-


-



-

-



-


-

(
1
7
,
4
7
6
,
8
7
6
)

B
al
an
ce
at
D
ec
e
m
be
r
31
,
20
00

6
7
,
6
9
5
,
3
4
7


3
0
,
6
0
4
,
4
1
1


6
2
0
,
7
4
4


7
5
2
,
5
1
5


$

6
7
,
6
9
5


$

3
0
,
6
0
4


$

6
2
1


$

7
5
3


$

3
6
5
,
7
6
4
,
1
5
4


$

(
3
7
0
,
1
9
8
,
9
5
9
)

INTERNATIONAL BRANDS, INC.
(FORMERLY KNOWN AS STELLA BELLA CORPORATION, U.S.A.)
STATEMENT OF STOCKHOLDERS? EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999



Shares

Amount


C
o
m
m
o
n

S
t
o
c
k

C
o
m
m
o
n

S
t
o
c
k

R
e
s
t
r
i
c
t
e
d

P
r
e
f
e
r
r
e
d

S
t
o
c
k

S
e
r
i
e
s

I
V

P
r
e
f
e
r
r
e
d

S
t
o
c
k

S
e
r
i
e
s

V
I


C
o
m
m
o
n

S
t
o
c
k

C
o
m
m
o
n

S
t
o
c
k

R
e
s
t
r
i
c
t
e
d

P
r
e
f
e
r
r
e
d

S
t
o
c
k

S
e
r
i
e
s

I
V

P
r
e
f
e
r
r
e
d

S
t
o
c
k

S
e
r
i
e
s

V
I


A
d
d
i
t
i
o
n
a
l

P
a
i
d
-
i
n

C
a
p
i
t
a
l


A
c
c
u
m
u
l
a
t
e
d

D
e
f
i
c
i
t

B
al
an
ce
at
D
ec
e
m
be
r
31
,
19
98

S
ha
re
s
is
su
ed
to
Z
3
in
ex
ch
an
ge

fo
r
se
rv
ic
es
fo
r a
no
te
(
N
ot
e
7)

S
ha
re
s
is
su
ed
fo
r
of
fi
ce
r

co
m
pe
ns
ati
on
(
N
ot
e
11
)

S
ha
re
s
is
su
ed
fo
r
se
rv
ic
es

(
N
ot
e
11
)

S
ha
re
s
is
su
ed
in
se
ttl
e
m
en
t
of

lit
ig
ati
on
(
N
ot
e
11
)

S
ha
re
s
is
su
ed
to
Z
3
fo
r
se
rv
ic
es

(
N
ot
e
11
)

S
ha
re
s
is
su
ed
fo
r
ex
er
ci
se
of

w
ar
ra
nt
s

S
ha
re
s
is
su
ed
fo
r
co
nv
er
si
on
of

Se
ri
es
I
V
Pr
ef
er
re
d
St
oc
k
to

co
m
m
on
st
oc
k

E
xp
ir
ati
on
of
re
str
ict
io
n
on

co
m
m
on
st
oc
k

N
et
lo
ss

1
,
0
0
5
,
0
0
0


-


-


-


-


-


-



-


9
,
0
7
8
,
0
5
4

-


9
,
0
7
8
,
0
5
4


4
0
,
0
0
0
,
0
0
0


1
3
,
0
0
0
,
0
0
0


1
0
8
,
4
1
0


7
0
,
0
0
0


4
,
0
0
0
,
0
0
0


2
7
0
,
3
8
5



1
6
3
,
4
9
8


(
9
,
0
7
8
,
0
5
4
)

-


6
4
7
,
7
4
9


-


-


-


-


-


-



(
2
1
,
1
1
0
)


-

-


-


-


-


-


-


-


-


-



-

-


$

1
,
0
0
5


-


-


-


-


-


-


-



9
,
0
7
8

-


$

9
,
0
7
8


4
0
,
0
0
0


1
3
,
0
0
0


7
5


7
0


4
,
0
0
0


3
0
4


1
6
3



(
9
,
0
7
8
)

-


$

6
4
8


-


-


-


-


-


-


(
2
1
)



-

-


$

-


-


-


-


-


-


-


-



-

-


$

1
7
3
,
0
5
8
,
7
7
2


1
1
9
,
9
6
0
,
0
0
0


3
8
,
9
8
7
,
0
0
0


4
0
6
,
6
0
9


3
4
7
,
4
3
0


1
2
,
9
9
6
,
0
0
0


5
2
2
,
4
2
9


(
1
4
2
)



-

-


$

(
1
7
1
,
7
3
6
,
3
3
6
)


-


-


-


-


-


-


-



-

(
1
8
0
,
9
8
5
,
7
4
7
)

B
al
an
ce
at
D
ec
e
m
be
r
31
,
19
99

1
0
,
0
8
3
,
0
5
4


5
7
,
6
1
2
,
2
9
3


6
2
6
,
6
3
9


-


$

1
0
,
0
8
3


$

5
7
,
6
1
2


$

6
2
7


$

-


$

3
4
6
,
2
7
8
,
0
9
8


$

(
3
5
2
,
7
2
2
,
0
8
3
)



INTERNATIONAL BRANDS, INC.
(FORMERLY KNOWN AS STELLA BELLA CORPORATION, U.S.A.)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999




Y
e
a
r

E
n
d
e
d

1
2
/
3
1
/
0
0

Y
e
a
r

E
n
d
e
d
1
2
/
3
1
/
9
9

Cash flow from operating activities:
Net loss
Adjustments to reconcile net loss to net cash used by operations:
Depreciation
Common stock issued as compensation for
services
Common stock issued for advertising services
Common stock issued for note receivable
Net adjustments to note receivable
Common stock issued in settlement of
lawsuits
Gain on sale of investment
Changes in assets and liabilities:
Decrease in inventories
Increase in prepaids and other current assets
Decrease in deposits and other assets
Increase in accounts payable and other current liabilities


$


(
1
7
,
4
7
6
,
8
7
6
)

6
,
3
1
8
2
,
4
1
0
,
9
3
7
1
6
,
8
3
3
,
7
3
8
-

(
2
,
2
3
4
,
6
5
0
)
2
4
5
,
1
7
9
1
3
,
3
0
0

4
,
4
2
9
8
5
-

(
2
,
6
5
5
)
,


$


(
1
8
0
,
9
8
5
,
7
4
7
)

1
2
,
7
2
5
1
3
2
,
4
0
6
,
6
8
7
-

4
0
,
0
0
0
,
0
0
0
7
,
6
2
3
,
9
4
7
3
4
7
,
5
0
0
-


6
,
4
7
2
(
2
0
)
2
,
1
3
0
2
6
,
2
0
5


1
7
,
2
7
6
,
6
8
1


1
8
0
,
4
6
4
,
9
5
6

Net cash used by operating activities

Cash flows from investing activities:
Exercise of warrants for common stock
Sale of investment


(
2
0
0
,
1
9
5
)


1
5
9
,
4
0
9
3
5
,
0
0
0



(
5
2
0
,
7
9
1
)


5
2
2
,
7
3
2
-
Net cash provided by investing activities

1
9
4
,
4
0
9


5
2
2
,
7
3
2

Net increase (decrease) in cash
Cash at the beginning of the year


(
5
,
7
8
6
)
6
,
4
5
7



1
,
9
4
1
4
,
5
1
6
Cash at the end of the year
$
6
7
1

$
6
,
4
5
7








 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.	Company Background and Organization

International Brands, Inc. (Formerly known as Tele
Special.com, A Development Stage Company) (the Company), a Nevada corporation, is an Internet sales company selling a wide variety of products on the Internet under the trade name WorldBestBuy.com. Sales are primarily conducted via credit card and are cleared through a credit card clearing house.
During 2001, the Company formed a limited partnership serving as general partner in the real estate acquisition business for residential rental properties located in San Diego County, California.

Prior to 1999, the company operated under the name of Stella Bella Corporation, manufacturing gourmet coffee beans in a wide variety of blends, roasts and flavors. The Company also operated a chain of coffee houses, which sold whole bean, ground and brewed coffee produced by the Company. At that time, the Company?s main product, whole bean coffee, was sold primarily through grocery stores and retail coffee houses. The coffee was being sold through the Internet. The Company diminished coffee operations during the end of 1999 and is no longer in the coffee business.

Since September 1994, the Company has had an agreement with Z3 Capital Corporation (?Z3") to consult on matters concerning the Company?s operational and fiscal policies and with the business plan. In exchange for notes, relief of certain debt obligations and consulting services, the Company issued a majority of its outstanding shares of restricted common stock to Z3. Z3 subsequently assigned portions of its right of ownership in these shares to various domestic and foreign individuals and corporations (Note 7). As of December 31,
2000, Z3 and its assignees or designees held controlling ownership of the Company.

B.	Inventory

As of December 31, 1999, coffee inventory was stated at the lower of cost, computed on a first-in, first-out (FIFO) basis, or market. The product was manufactured to order and immediately shipped. Inventory on hand was raw materials, consisting of roasted beans and flavoring oils and was valued at $4,429. The Company ceased coffee making during 2000 and the remaining inventory was deemed worthless and written off.




1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)


C.	Property and Equipment

Property and equipment is stated at cost. The Company uses the straight-line method for depreciation over the estimated useful lives of the assets which range from 5 to 7 years.

D.	Revenue Recognition

The Company?s primary business is the sale of goods over the Internet. Sales are recognized when cash, in the form of check or credit card receipt is received, thereby confirming the sales
order.   For all product sales transactions with its customers,
the Company acts as a principal, takes title to all products sold upon shipment, bears credit risk, and bears inventory risk for returned products that are not successfully returned to suppliers, although these risks are mitigated through arrangements with credit card issuers, shippers and suppliers from the manufacturer and assumes the risk of ownership.

E.	Financial Instruments

The Company follows the guidance of Statement of Accounting Standards (?SFAS?) No. 102, ?Disclosure of Fair Value Financial Instruments?, which requires disclosure of the fair value of financial instruments; however, this information does not represent the aggregate net fair value of the Company. Unless quoted market price indicates otherwise, the Company?cash and liabilities approximate fair value.



F.	Income Taxes

The Company uses the liability method of accounting for income taxes specified by SFAS No. 109, ?Accounting for Income Taxes?, whereby deferred tax liabilities and assets are determined based on the difference between financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are recognized and measured based on the likelihood of realization of the related tax benefit in the future.

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

G.	Loss Per Share

In February 1997, the Financial Accounting Standard Board (?FASB?) issued SFAS No. 128, ?Earning Per Share? which requires the Company to present basic and diluted earnings per share for all years presented. The computation of loss per common share (basic and diluted) is based on the weighted average number of shares actually outstanding during the period. Common stock equivalent shares are excluded from the computation as their effect is antidilutive.

H.	Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

I.	Investments

Investments in companies in which the Company has less than a 20% interest are carried at cost. Investments in certain companies in which the Company owns a 20% or more interest are carried at cost because the Company does not exercise significant influence over their operating and financial activities.

J.	Advertising

The cost of advertising is expensed as incurred. The Company incurred advertising expense of $17,141,806 and $178,632 for the years ended December 31, 2000 and 1999, respectively.

K. Stock Issued for Goods and Services

The Company follows the guidance of Emerging Issues Task
Force (EITF) 96-18,
Accounting for Equity Instruments That Are Issued to Other
Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, which provides that equity instruments issued to non-employees for property or services other than cash should be recorded at the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.


2.	GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has sustained substantial operating losses in recent years. In addition, the Company has used substantial amounts of working capital in its operations. Furthermore, the Company has incurred losses of $
17,476,876 and $180,985,747 and working capital deficits of $ 8,170,982 and $8,018,181 as of and for the years ended December 31, 2000 and 1999, respectively.

Management has been advised by the Company?s Senior Financial
Advisor, who was also the President of Z3 Capital Corporation, that Z3 will continue to fund the Company?s continued operations through private placements of the Company?s stock. Z3 has demonstrated continued ability since 1994 to raise capital for the Company. The Company?s continued viability and its ability to continue as a going concern is dependent upon its ability to issue stock and raise funds in the future.

3.	BUSINESS DEVELOPMENTS

On January 12, 2000, the Company entered into a merger agreement with Tele Special.Com (?TSC?) to acquire 100% of the outstanding common stock of TSC by converting every 200 shares of TSC into one share of International Brand, Inc., stock. The merger constitutes a reorganization qualifying under the provisions of Section 368(a) of the Internal Revenue Code of 1954 as amended.

The agreement states that every 200 shares of $0.001 par value, TSC common stock shall be converted into one share of International Brands, Inc., $0.001 par value, common stock. Total consideration received by TSC was 31,500 shares of International Brands, Inc., with a value of $102,375.

In December 2000, the Company recorded a goodwill write-down of $102,375, which eliminated all remaining goodwill of the Company. Goodwill was determined to have been impaired because of the current financial condition of the Company and the Company's inability to generate future operating income without substantial sales volume increases, which are highly uncertain. Furthermore, the Company's anticipated future cash flows indicate that the recoverability of goodwill is not reasonably assured. The goodwill write-down is included as component of operating expenses in 2000.



3.	BUSINESS DEVELOPMENTS (Continued)

Merger Unaudited Pro Forma Condensed Statements of Income and Expense

UNAUDITED PRO FORMA CONDENSED CONSOLIDATED
STATEMENT OF INCOME AND EXPENSE



Y
e
a
r
e
n
d
e
d
D
e
c
e
m
b
e
r
3
1
,
2
0
0
0

Y
e
a
r

e
n
d
e
d

D
e
c
e
m
b
e
r

3
1
,
1
9
9
9

Net revenues

$

4
1
,
2
9
9


$

3
2
,
7
1
4

Operating costs and expenses


(
2
6
,
8
2
0
,
1
4
1
)



(
1
8
1
,
1
1
9
,
2
3
2
)

Other income


9
,
3
0
1
,
9
6
6



1
0
0
,
7
7
1

Loss from continuing operations before
income tax benefit


(
1
7
,
4
7
6
,
8
7
6
)



(
1
8
0
,
9
8
5
,
7
4
7
)

Income tax benefit


-




-


Income (loss) from continuing
operations


(
1
7
,
4
7
6
,
8
7
6
)



(
1
8
0
,
9
8
5
,
7
4
7
)

Net loss

$

(
1
7
,
4
7
6
,
8
7
6
)


$

(
1
8
0
,
9
8
5
,
7
4
7
)

Earnings per common share assuming
dilution (or diluted
   earnings per share):
Income (loss) from continuing
operations per share



$



(
0
 .
1
6
)





$



(
3
 .
1
7
)

Net loss

$

(
1
7
,
4
7
6
,
8
7
6
)


$

(
1
8
0
,
9
8
5
,
7
4
7
)

Weighted average shares outstanding


1
0
7
,
6
4
7
,
8
5
3



5
9
,
9
0
5
,
8
3
4







4.	INVESTMENTS

A.	Investment in Stella Bella Russia (AOZT)

The Company has issued 2,000,000 shares of restricted common stock to acquire 51% of Stella Bella Russia
(?AOZT?), as of December 31, 1994. Due to AOZT operating in an unstable economic environment, the investment is valued at net realizable value in accordance with Accounting Revenue Bulletin (ARB) No. 43 and FAS 94. Consideration has been given to the Company?s ability to control the activity of AOZT and current political, economic and currency stability. As of December 31, 2000 and 1999, this investment been fully reserved and is carried at $0 value.

B.	Kona Beverage Company

On January 11, 1995, the Company entered into an agreement to purchase 250 shares or a 2 ? % interest in Kona Beverage Company (Kona) from stock owned by Z3. In consideration for the purchase of Kona stock, the Company issued 220,000 shares of restricted common stock to assignees of Z3. The purchase price of the 2 ? % interest in Kona is $16,556. The Company?s ability to recover its investment in Kona is uncertain. The Company has established a 100% valuation reserve for this investment and it is carried on the Company?s books at $0 value.

C.	San Diego Community Broadcasting Corporation

On August 7, 1998, the Company purchased 35,000 shares of
San Diego Community Broadcasting Corp., a privately held company, for $1 per share. At December 31, 1999, the investment was carried on the books of the Company at the historical cost of $35,000. During 2000, the investment was sold for a gain of $13,300.


5.	CAPITAL STOCK

A.	Common Stock

The Company has 67,695,347 shares and 10,083,054 shares of common stock at December 31, 2000 and 1999, respectively.
These shares are part of the total 400,000,000 shares authorized at December 31, 2000 and 1999.


5.	CAPITAL STOCK (Continued)

B.	Restricted Common Stock

At December 31, 2000 and 1999 the Company has authorized 400,000,000 shares of common stock and restricted common stock at a stated par value of $.001. At December 31, 2000 and December 31, 1999, the total restricted shares issued and
outstanding were   30,604,411 and 57,612,293, respectively.
These shares carry varying degrees of restriction and can be summarized as follows:




2
0
0
0

1
9
9
9
Regulation S
shares


3
2
,
0
0
0
,
0
0
0

3
2
,
0
0
0
,
0
0
0
Restricted
shares (Rule
144A)


5
6
,
2
1
6
,
2
9
3

2
5
,
6
1
2
,
2
9
3
Total
Regulation S
and Rule 144A
stock



8
8
,
2
1
6
,
2
9
3


5
7
,
6
1
2
,
2
9
3

Regulation S covers the purchase and resale of restricted shares issued to foreign entities. The following foreign entities received restricted common stock designated as Regulation S stock pursuant to assignments from Z3:


2
0
0
0

1
9
9
9

Nicosia Investments, LTD, a
Bahamas Company

-


4
,
0
0
0
,
0
0
0
Trenton Guaranty Corp., a
Bahamas Company
-

4
,
0
0
0
,
0
0
0
Kivah Guaranty Limited, a
Bahamas Company
-

4
,
0
0
0
,
0
0
0
Kirachi Corp., a Bahamas
Company
-

4
,
0
0
0
,
0
0
0
Rose Blossom Corp., a
Bahamas Company
-

4
,
0
0
0
,
0
0
0
Sumatra Investments, LTD, a
Bahamas Company
-

4
,
0
0
0
,
0
0
0
Two Corporation, a Bahamas
Company
-

4
,
0
0
0
,
0
0
0
Camden Guaranty Investment
Corp., A Bahamas
Company

-


4
,
0
0
0
,
0
0
0

Total Regulation S stock issued

-


3
2
,
0
0
0
,
0
0
0






5.	CAPITAL STOCK (Continued)

C.	Convertible Preferred Stock

Series IV

The Company has authorized 19,681,230 shares of redeemable, convertible preferred stock. The stock has a stated value of $.001. The stock pays an annual dividend of 15% and has a liquidation value of $35. The conversion ratio is based on the Average Bid Price (the prior four week average bid price) divided into the liquidation value. After a fixed period of time, the company may redeem, at the discretion of the board of directors, the preferred stock with common shares at the redemption rate of 1.25 times the liquidation value divided by the Average Bid Price. Each share contains 400 voting rights.
As of December 31, 2000 and 1999, the Company had issued and outstanding 620,744 shares and 626,639 shares of convertible preferred stock, respectively.

	Series VI

The Company authorized 19,581,230 shares of non-voting redeemable, convertible preferred stock. The stock has a stated value of $.001. Each share is convertible into five common shares at any time. As of December 31, 2000 and 1999, the Company had issued and outstanding 620,744 shares and 0 shares of convertible preferred stock, respectively.


D.	Warrants

Warrant Series A

The Company authorized the issuance of 33,040,000
series A warrants, covering the right to purchase $0.001 par value, common stock of the Company. Each warrant allows the holder to purchase one share of common stock at 50% of the preceding month?s average bid price. The warrants may be exercised any time after April 30, 1997 and expire on June 30, 2000.
There were 9,038,811 and 8,761,133 warrants issued and outstanding as of December 31, 2000 and 1999, respectively.




5.	CAPITAL STOCK (Continued)

Warrant Series B

The Company authorized the issuance of 33,040,000 series B warrants, covering the right to purchase $0.001 par value, common stock of the Company. Each warrant allows the holder to purchase one share of common stock at 60% of the preceding month?s average bid price.
The warrants may be exercised any time after April 30, 1997 and expire on June 30, 2000. There were 9,562,248 and 9,403,128 warrants issued and outstanding as of December 31, 2000 and 1999, respectively.

Warrant Series C

The Company authorized the issuance of 33,040,000 series C warrants, covering the right to purchase $0.001 par value, common stock of the Company. Each warrant allows the holder to purchase one share of common stock at 70% of the preceding month?s average bid price.
The warrants may be exercised any time after April 30, 1997 and expire on June 30, 2000. There were 9,674,053 and 9,534,203 warrants issued and outstanding as of December 31, 2000 and 1999, respectively.

Warrant Series D

The Company authorized the issuance of 33,040,000 series D warrants, covering the right to purchase $0.001 par value, common stock of the Company. Each warrant allows the holder to purchase one share of common stock at 80% of the preceding month?s average bid price. The warrants may be exercised any time after April 30, 1997 and expire on June 30, 2000. There were 9,687,883 and 9,581,120 warrants issued and outstanding as of December 31, 2000 and 1999, respectively.


E.	Participation Rights

The company authorized the issuance of 600,800 participation rights to the holders of the Company?s Series IV Redeemable, Convertible Preferred Stock. The rights are exercisable if the Company?s common stock dividend on the preferred stock has not equaled 100 common shares by April 30,2000 and the preferred stock has not been redeemed or converted. In that case, the right holder may purchase additional common stock equal to one hundred shares, at a price equal to 25% of the Average Bid Price during the period May 1, 2001 through April
30, 2002. The participation rights becomes effective on May 1, 2002 and expires on May 30, 2002. There were 195,187 and 191,186 participation rights issued and outstanding as of December 31, 2000 and 1999, respectively.
6.  	INCOME TAXES

The Company?s effective tax benefit on pretax loss differs from the U.
S. Federal statutory tax rate for the fiscal year ended December 31, 2000 and 1999 as follows:




2
0
0
0



1
9
9
9


Federal statutory tax
(benefit)

(
3
4
 .
0
0
%
)




(
3
4
 .
0
0
%
)

State taxes, net of federal
tax benefit

(
5
 .
8
3
%
)



(
5
 .
8
3
%
)




(
3
9
 .
8
3
%
)



(
3
9
 .
8
3
%
)

Deferred income tax assets and liabilities are computed based on temporary differences between the financial statement and income tax bases of assets and liabilities using the enacted marginal income tax rate in effect for the year in which the differences are expected to reverse. Deferred income tax expense or credits are based on the changes in the deferred income tax assets or liabilities from period to period. The components of deferred tax liabilities and assets at December 31, 2000 and 1999 are as follows:


2
0
0
0

1
9
9
9
Net operating loss
carryforward
Valuation allowance
$
1
4
7
,
4
5
0
,
2
4
5
(
1
4
7
,
4
5
0
,
2
4
5
)

$
1
4
0
,
5
0
4
,
3
2
5
(
1
4
0
,
5
0
4
,
3
2
5
)





-

The Company had available approximately $370,198,959 and $352,722,000 of unused federal and state operating loss carry forwards, respectively at December 31, 2000 and 1999, that may be applied against future taxable income. These net operating loss carry forwards expire for federal purposes from 2010 to 2020 and will expire for state purposes from 2001 to 2005. There can be no assurance that the Company will realize the benefit of the net operating loss carry forwards.

SFAS No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. At December 31, 2000 and 1999, valuations for 100% of the net deferred tax assets were recorded due to uncertainties as to the amount of taxable income that will be generated in future years. No income tax benefit has been recorded for all periods presented because of the valuation allowance.




6.  	INCOME TAXES (Continued)

Due to the ?change in ownership? provisions in the Internal Revenue Code Section 382, the availability of the Company?s net operating loss carry forwards may be subject to an annual limitation against taxable income in future periods, which could substantially limit the eventual utilization of these net operating loss carry forwards.

7.	RELATED PARTY TRANSACTIONS

A.	Stock Issuances

During the year ended December 31, 1999, the Company
issued or assigned restricted common stock to certain domestic and foreign individuals and companies (assignees). Z3 exercises significant control over these assignees, and they are considered related parties for purposes of the restricted
common stock assigned to them.   As of December 31, 2000
and December 31, 1999, the total shares of restricted common stock issued or assigned to Z3 or its assignees were 0 and 32,000,000, respectively.

B.	Management Agreement and Issuance of Stock

Z3 Capital Corporation (Z3) entered into a consulting agreement with the Company on September 30, 1994. The term of the agreement is ongoing. Pursuant to the agreement, Z3 will consult with the Board of Directors of the Company and its officers or advisors on matters concerning operational and fiscal policies and the Company?s general business plan. In addition, on January 1, 2000, the Company entered into an additional consulting agreement with Z3, in which Z3 is to develop a Web site for marketing purposes. The contracts calls for monthly payments of $650,000 to be applied against the Company?s note receivable from Z3. The term of the contract is from January 1, 1999 through June 30, 2000. As of
December 31, 2000 and 1999 $ 7,800,000 had been applied against the notes receivable and accrued interest from Z3. Z3 provided additional support services during 2000 in the amount of $51,229 that were unpaid and accrued for as of December
31, 2000.







7.	RELATED PARTY TRANSACTIONS (Continued)

B.	Management Agreement and Issuance of Stock (Continued)

On January 29, 1999, the Company issued 40,000,000 shares of restricted common stock in exchange for $80,000,000 of consulting services rendered by Z3 and for a $40,000,000 6% note due December 29, 2002. On January 22, 1998, the
Company issued 7,550,000 shares of restricted common stock in exchange for services rendered by Z3 and for a $7,500,000
6% note due December 21, 2001. Total interest income accrued on these notes during 2000 and 1999 was $1,392,907 and $82,863, respectively. Z3 subsequently assigned its rights to these shares to certain related domestic and foreign individuals and corporations.













(left intentionally blank)














7.	RELATED PARTY TRANSACTIONS (Continued)

B.	Management Agreement and Issuance of Stock (Continued)

The following table summarizes the restricted common stock in consideration of notes issued by Z3:

2
0
0
0

1
9
9
9

20,000,000 shares of
restricted common stock
issued in consideration of a
6% note issued     October
25, 1995, due December 1,
1999

31,072,450 shares of
restricted common stock
   issued in consideration of
a 6% note issued
   October 25, 1995, due
December 1, 1999,
   which is past due as of
December 31, 1999

5,573,270 shares of
restricted common stock
   issued in consideration of
a 6% note issued
   May 1, 1996, due May 1,
1999

20,000,000 shares of
restricted common stock
issued in consideration of a
6% note issued
   June 21, 1996, due May
21, 2001

7,550,000 shares of
restricted common stock
   issued in consideration of
services rendered
   and 6% note issued
January 22, 1998, due
   December 21, 2001

40,000,000 shares of
restricted common stock
   issued in consideration of
services rendered
   and a 6% note issued
January 29, 1999, due
   December 29, 2002



$



-




-



-



-




4
,
6
6
8
,
4
7
1




3
9
,
0
8
3
,
6
7
9




$



-




1
,
0
2
9
,
6
4
8



-



4
9
3
,
3
0
4




6
,
9
3
8
,
4
4
6




4
0
,
9
5
1
,
8
6
1

Total notes receivable -
related party
Less: valuation allowance


4
3
,
8
5
2
,
1
5
0
(
3
9
,
9
1
9
,
5
0
0
)



4
9
,
4
1
3
,
2
5
9
(
4
8
,
8
1
5
,
2
5
9
)

$
3
,
8
3
2
,
6
5
0

$
1
,
5
9
8
,
0
0
0



7.	RELATED PARTY TRANSACTIONS (Continued)

B.	Management Agreement and Issuance of Stock (Continued)

A valuation allowance equal to approximately   91 % and 97%
of the carrying value of the Z3 receivable was recorded by the Company at December 31, 2000 and 1999, respectively, since the future collection of this receivable, based on the uncertain financial condition of Z3, is in doubt.

Pursuant to the consulting agreement, the company has
recorded $ 7,800,000             and $87,800,000 in compensation
related to the services performed by Z3 during the years ended
December 31, 2000 and 1999, respectively.

C.	Payments to Officers

The Company employs certain individuals related to Z3 as officers of the Company. They hold the positions of President and Treasurer. Total compensation paid to those individuals was $ 0 in 2000 and $39,000,000 in 1999.

D.		Related Party Contracts

On July 11, 2000, the Company issued 2,750,000 restricted shares of common stock to World Wide Shortages, Inc., a related party, in conjunction with an agreement to provide financing in the amount of $1,000,000 to be paid in monthly installments of $50,000, commencing in May of 2001. The shares of common stock were valued $1,375,000.














8.	COMMITMENTS AND CONTINGENCIES

A.	Legal Matters

On May 9, 2000, the Company received a final judgment against it as a result of litigation initiated by the State of New Jersey against International Brands and several other defendants. As a result, the Company is enjoined from selling any of its stock within the State of New Jersey. In addition, The Company shall send a notice to all New Jersey residents who purchased stock allowing them a right of rescission. The Company, Z3 and its chief executive are liable to the State of New Jersey for $7,770,000 in civil monetary penalties. This amount has been accrued on the Company?s books since
December 31, 1996, as part of accrued expenses since the source of this payment shall come from the Company. The
Company is currently appealing this judgment, however the success of this appeal is in doubt.

The Securities and Exchange Commission ("Commission") announced that in a decision dated February 21, 2000, the United States District Court for the Southern District of New York has held that President Steven Zubkis violated the antifraud provisions, as well as other provisions, of the federal securities laws. Mr. Zubkis was permanently enjoined from further violations of these provisions of the federal securities laws and permanently prohibited him from serving as an officer or director of a public company such pursuant to
Section 20(e) of the Securities Act and Section 21(d)(2) of the Exchange Act. Mr. Zubkis is currently appealing this judgment.

B.	Operating Leases

The Company leases certain corporate office and warehouse space. This lease expired on June 15, 2000. The Company leases this space on a month-to-month basis. The Company has no future minimum lease payments as of December 31, 2000. Total rent expense for the years ended December 31, 2000 and 1999 was $28,823 and $39,378, respectively.









9.	SEGMENT AND GEOGRAPHIC INFORMATION

The Company has adopted SFAS No. 131, ?Disclosures About
Segments Of An Enterprise And Related Information?, in the fiscal year ended December 31, 2000. SFAS No. 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating or decision maker, or decision-making group, in deciding how to allocate resources and assess performance.
The Company?s chief decision maker, as defined under SFAS
No. 131, is a combination of the Chief Executive Officer and the Chief Financial Officer. To date, the Company has viewed its operations and manages its business as principally one segment, Internet sales. Associated services are not significant. As a result, the financial information disclosed herein represents all of the material financial information related to the Company?s principal operating segment.

10.	SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION

In addition to cash provided or used for operations, investing, and financing, the Company had the following non-cash investing and financing activities:

A.	For the Year Ended December 31, 2000

1. The Company issued 77,000 shares of restricted common stock in settlement of litigation, having a fair market value of $245,179.

2.	The Company issued 20,895,053 shares of restricted
common stock for advertising services having a fair market value of $16,833,738.

3.	The Company issued   1,195,000 shares of restricted
common stock for executive compensation with a fair market value $394,975.

4.	The Company issued 5,053,958 shares of restricted
common stock for various services having a fair market value of $2,015,962.

5. Net adjustments to notes receivable consisted of $2,234,650).

10. SUPPLEMENTAL DISCLOSURES OF CASH
FLOW INFORMATION (Continued)

11. B.	For the Year Ended December 31, 1999

1.	The Company issued 40,000,000 shares of restricted
common stock in exchange for a $40,000,000 note receivable and $80,000,000 in consulting services from Z3 Capital Corporation (Note 6).

2.	The Company issued 70,000 shares of restricted
common stock in settlement of a lawsuit, having a fair market value of $347,500.

3.	The Company issued 4,108,410 shares of restricted
common stock in consideration for various services having a fair market value of $13,406,687.

4.	The Company issued its President 13,000,000
shares of restricted common stock as compensation, having a fair market value of $39,000,000.

5.	Net adjustments to notes receivable consisted of
$7,623,947.










ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH
ACCOUNTANTS ON ACCOUNTING AND FINACIAL
DISCLOSURES
None.
PART 111.

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS
On March 20th, 2000, Steven Zubkis resigned as C.E.O. of
International
Brands. On April 5th, 2000, the Board appointed Dennis Hayes as
C.E.O.
In August 2000, Dennis Hayes resigned as C.E.O. At that time, the Board reappointed Steven Zubkis as C.E.O. Steven Zubkis was appointed Director in August 2000. Mr. Zubkis received no compensation for his position as Director.


Kellie Fitzgerald, Treasurer, acted as President until May 2000. At that time, the Board reinstated Steven Zubkis, President. The sole Director for the period January 1, 2000 to December 31, 2000 included Kellie Fitzgerald, who also acted as Treasurer of the Company during that period.

Joseph Sterle was a Director for the period January through July 2000. He resigned in July 2000. Mr. Sterle received no compensation.


NOMINATION OF DIRECTORS
The Board of Directors acts as the nominating committee for selecting the Board's nominees for election as directors. Directors of the
Company are elected annually to serve until the next annual meeting of shareholders or until their successors are duly elected.
ITEM 11.	EXECUTIVE COMPENSATION
The following discussion sets forth information about the executive officers of the Company who are not directors.
Steven Zubkis, President and CEO. Mr. Zubkis received securities as compensation for his services to the Company as President from 1996 to 1999, totaling 13,000,000 common shares restricted under Rule 144 for one year valued at $39,000,000. These shares were released from restriction in January of 2000.
Former CEO and President, Dennis Hayes was compensated $15,000 cash and common equity securities restricted under Rule 144 totaling 195,000 shares valued at $114,925. These shares begin to release from restriction between April to September of 2001.
Treasurer, Kellie Fitzgerald was compensated in the form of common equity securities subject to Rule 144. The total securities issued to Ms. Fitzgerald totaled 1,000,000 common shares valued at $280,000.
These shares to be released from restriction between July to December of 2001.
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
OWNERS AND MANAGEMENT
The following table sets forth information as of December 31, 2000, regarding the beneficial ownership of shares of Common Stock of the Company by each director and executive officer of the Company, by all directors and executive officers of the Company as a group, and by each shareholder known by the Company to own beneficially more than five percent (5%) of the outstanding shares of the Company's
Common Stock. Unless otherwise noted, each person or group
identified possesses sole voting and investment power with respect to such shares.
                                         Amount of Common       Percent of
                                          Stock             Common Stock
                                       Beneficially        Beneficially
                                         Owned (1) Owned(2)

Name              Position

Steven Zubkis       President               14,556,560          15%

(1)	Based upon 98,299,758 outstanding shares of common stock.
(2)	Assumes exercise of warrants, options or other rights to purchase securities held by the named shareholder exercisable within six months of the date hereof.
(3)	Does not take into account the dilution as the result of the conversion of Preferred Shares to Common Shares.


ITEM 13.	Certain Relationships and Related Transactions

During the years ended December 31, 1999, the Company issued or assigned restricted common stock to certain domestic and foreign individuals and companies (assignees).  Z 3 exercises significant control over these assignees, and they are considered related parties for
purposes of the restricted common stock assigned to them.   As of
December 31, 2000 and December 31, 1999, the total shares of
restricted common   stock issued or assigned to Z 3 or its assignees
were   and 32,000,000, respectively.

Z 3 Capital Corporation (Z 3) entered into a consulting agreement with the Company on September 30, 1994. The term of the agreement is ongoing. Pursuant to the agreement, Z 3 will consult with the Board of Directors of the Company and its officers or advisors on matters concerning operational and fiscal policies and the Company?s general business plan. In addition, on January 1, 2000, the Company entered into an additional consulting agreement with Z 3, in which Z 3 is to develop a Web site for marketing purposes. The contracts calls for monthly payments of $650,000 to be applied against the Company?s note receivable from Z 3. The term of the contract is from January 1, 2000 through June 30, 2000. As of December 31, 2000, $7,800,000 has been applied against the note receivable and accrued interest from Z 3. On January 29, 2000, the Company issued 40,000,000 shares of restricted common stock in exchange for $80,000,000 of consulting services rendered by Z 3 and for a $40,000,000 6% note due December
29, 2002. On January 22, 1999, the Company issued 7,550,000 shares of restricted common stock in exchange for services rendered by Z 3 and for a $7,500,000 6% note due December 21, 2001. Total interest income accrued on these notes during 2000 and 1999 was $ and $82,863, respectively. Z 3 subsequently assigned its rights to these shares to certain related domestic and foreign individuals and corporations.
A valuation allowance equal to approximately 91% and 97% of the carrying value of the Z3 receivable was recorded by the Company at December 31, 2000 and 1999, respectively, since the future collection of this receivable, based on the uncertain financial condition of Z3, is in doubt.
Pursuant to the consulting agreement, the company has recorded $ 7,800,000 and $87,800,000 in compensation related to the services performed by Z 3 during the years ended December 31, 2000 and 1999, respectively.

The Company employs certain individuals related to Z 3 as officers of the Company. They hold the positions of President and Treasurer.
Total compensation paid to those individuals was $39,000,000 (Note
11) in 2000 and $71,352 in 1999.
Alumni Motorsports was an acting Director for the period. Alumni Motorsports was not compensated for services as Director. Alumni Motorsports was compensated in the form of common equity securities subject to Rule 144 totaling 6,578,000 shares valued at $3,320,200 for promotional and advertising services rendered. These shares are to be released from restriction during May of 2001.

PART IV
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
AND REPORTS ON FORM 8-K......................................

None







SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Current Report on Form 10-KSB to be signed on its behalf by the undersigned hereunto duly authorized.

INTERNATIONAL BRANDS, INC.
By/s/ Steven Zubkis
President





12
See Auditors' Report.
The accompanying notes are an integral part of these financial statements.


20
See Auditors' Report.
The accompanying notes are an integral part of these financial statements.


25
See Auditors' Report.
The accompanying notes are an integral part of these financial statements. INTERNATIONAL BRANDS, INC.
(FORMERLY KNOWN AS STELLA BELLA CORPORATION, U.S.A.)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999



27



8



10



22



24



28



33

42