Form 10-K/A
period 2000-12-31
INTERNATIONAL BRANDS INC
filed 2001-05-24
CIK 1099139

TABLE OF CONTENTS

PART I
ITEM 1.  DESCRIPTION OF
BUSINESS...............................................1
ITEM 2.  DESCRIPTION OF
PROPERTY...............................................
ITEM 3.  LEGAL
PROCEEDINGS...............................................
 ......
ITEM 4.  SUBMISSION OF MATTERS TO A
VOTE OF SECURITY HOLDERS...................
PART II
ITEM 5.  MARKET FOR COMMON
EQUITY SECURITIES.............
ITEM 6.  SELECTED FINANCIAL DATA
ITEM 7.MANAGEMENT'S DISCUSSION
AND ANALYSIS OR PLAN OF
OPERATION............

ITEM 7A.	QUANTITATIVE AND
QUALITATIVE DISCLOSURE OF MARKET
RISK................
ITEM 8.  FINANCIAL STATEMENTS AND
SUPPLEMENTARY
DATA.................................................
ITEM 9.  CHANGES IN AND
DISAGREEMENTS WITH ACCOUNTANTS
ON
ACCOUNTING AND FINANCIAL
DISCLOSURE..................................
PART III
ITEM 10.  DIRECTORS, EXECUTIVE
OFFICERS ............
ITEM 11.	EXECUTIVE
COMPENSATION
ITEM 12. SECURITY OWNERSHIP OF
CERTAIN BENEFICIAL OWNERS
AND
MANAGEMENT..............................................
 ..........
ITEM 13. CERTAIN RELATIONSHIPS AND
RELATED TRANSACTIONS........................
PART IV
ITEM 14. EXHIBITS, FINANCIAL
STATEMENT SCHEDULES AND REPORTS
ON FORM 8-K......................................
SIGNATURES..................................................
 ..........
FINANCIAL
STATEMENTS.................................................
 .
INDEX TO
EXHIBITS.....................................................








ITEM 1.	BUSINESS
OVERVIEW
   International Brands, Inc/WorldBestBuy.com is a diversified company whose recent emphasis on an e-commerce shopping mall, are being continued by the company President and CEO
Steven (Vladislav) Zubkis and his private
Venture Capital Company, Z3 Capital, Corp.
Mr. Zubkis had about 10 years of experience in Data Processing specializing in troubleshooting and Tec support of large mainframes online systems for many of Fortune 500 companies.
Mr. Zubkis have partially acquired knowledge of Data Processing and Real Estate Development and Construction via continuing education in New York University and by hands on experience. Our revenues currently are generated by sales from B-2-C part of WorldBestBuy.com site via routing the orders to a Vcommerce Corp for Fulfillment by Vstore.com. All of the e-commerce negotiations, maintenance, developments and implementations are performed by Z3 Capital Corporation based on long-term Venture Capital and Operational
Agreement. International Brands, Inc. and
WorldBestBuy.com have secured and prepaid marketing and advertising program for itself for the next two to three years. The company has a four years left of the five-year marketing agreement with the best selling Russian Pop
Music star Philip Kirkorov. Sony Latin have recently released Mr. Kirkorov's new album in Spanish. The company has an endorsement agreement with Lenny Krayzelburg, a professional swimmer. Mr. Krayzelburg has won three gold medals during the last Olympic games in Sydney. The company sponsors approximately
10 racing teams with Mack McClellan Motor sports in charge of its racing program which includes NASCAR Winston Cup, INDY,
ARCA, Open Wheel Racing, Grand American
Series, IRL, Midgets, USAC. Tony Elliott of
KoKomo, Indiana. Tracy Hines of New Castle,
Indiana. Jay Drake of Val Verde, California.
Becca Anderson of Houston, Delaware.
Brandon Erwin of Denton, Texas. Scott Deware of Easton, Masachusets. Todd Kelley of
Russiville, Indiana. Rick Mast drives car #50 -
Nascar Winston Cup. Jack Willes Charlotte
North Corolina. Jon Leavy Miami, Florida.

BUSINESS STRATEGY.

The new income producing strategies are being developed for International Brands,
Inc./WorldBestBuy.com. Some of the new
developments such us bridging into Ownership and Management of Income Producing
Properties in San Diego County.
Banner Management System, to create an
advertising network.
Internet-Auctions and Internet-Reverse
Auctions.
Our organization currently in the implementation phase of an E-Commerce solution for International Marketing Strategies and
Programs for a selection of over 40,000
Food/Non-Food items for  "One-Stop E-
Shopping" convenience.
Stock Distribution Strategy of International
Brands, Inc.
International Brands,
Inc./WorldBestBuy.com commission based
brokerage.

Due to the instability of financial markets and a
negative perception towards companies whose
main business is e-commerce,       International
Brands, Inc. common stock is trading at its
lowest levels.
International Brands, Inc. has adopted a new and
additional business strategy to International
Brands, Inc. as a second leg to its e-commerce
business, to generate positive cash flow and to
take advantage of company tax-loss carry-
forward.
The company will be obtaining capital via Limited
Partnerships, to purchase income-producing
properties in San Diego County with no
mortgages, where International Brands, Inc is a
General Partner for 45% of income and
appreciation.
As soon as International Brands, Inc. will
obtain capital for the first property - it will
declare the cash dividend.
As soon as International Brands, Inc. will obtain
capital for the second property it will increase the
cash dividend. The company from now and on
will duplicate this moneymaking formula.
The company has adapted this strategy as a
permanent solution to increase the price of the
stock to provide liquidity to the shareholders and
enhance shareholder value.
President and CEO of International Brands, Inc.
Steven (Vladislav) Zubkis is also a General
Partner in above-mentioned Limited Partnership.
Mr. Zubkis Percentage Interest in Partnership is
equal to 5%. Mr. Zubkis from 1984 to 1986
have taken a few real estate construction and
development related programs in New York
University's - School of Continuing Education.
During these years Mr. Zubkis also have passed
an exam for New York Real-Estate license.
From 1984 to 1986 Mr. Zubkis worked for
Brooklyn based, Irpinia Construction Company
as a Project Manager. Irpinia was owned and
operated by Gargano Family. Prior to Mr.
Zubkis employment, Irpinia was a subcontractor
specializing only in brick laying aspect of
construction. After Irpinia have hired Mr. Zubkis
as a Project Manager, Irpinia have become a real
estate builder - developer and income producing
property owner and manager. Mr. Zubkis
responsibilities in Irpinia varied from land
acquisition to approval of building plans and
obtaining necessary construction permits. From
lining up subcontractors for all other aspects of
construction, excluding brick work to scheduling
a delivery of necessary construction materials to
the job site. From timing the sequence of
subcontractors performing their projects to
overseeing the work of subcontractors its quality,
timing and making sure that performed work is
done according to the plans. In addition to the
above-mentioned duties Mr. Zubkis was
responsible for troubleshooting various day to
day problems, implementing and coordination of
these changes implementation throughout the
project as well as communication among
designers, architects engineers, city planning
commission and city inspectors in order to obtain
a final Certificate of Occupancy. In many
instances Mr. Zubkis was the only liaison
between the company owners Carmine and Rosa
Gargano and subcontractors.
From the time Mr. Zubkis have spent with Irpinia
Construction, until now - construction and
improvements, were not Mr. Zubkis main
business, but a hobby. From 1993 to 2001 in
California and specifically in San Diego County,
Mr. Zubkis have developed various construction
resources and contacts. As a General Partner
and for his Partnership Interest, the Partnership
will be able to implement necessary property
improvement by utilizing these resources and
improve the property in many cases at
subcontractor cost, which is the cost of labor
plus materials. Due to the fact that San Diego
County is in close proximity to the Mexican
border, the cost of labor is allot less than the cost
of labor in most of the United States of America.
International Brands, Inc. have gone already
through a drastic reorganization and have cut
operational costs, further cost cutting will occur
when company will relinquish its space and move
its office to a location which will be provided by
the President and CEO rent-free to the company.
With rent free office space, one part time
employee and one part time accountant, in
addition to Z3 Capital, Corp. with whom
International Brands, Inc. have contractual
arrangement and a note payable which is being
satisfied by Z3 Capital, Corp. paying for all of
the expanses related to an upkeep maintenance,
new developments and implementations of
WorldBestBuy.com e-commerce engines - this
cost saving strategy should payoff by enabling
International Brands, Inc. to declare the cash
dividends and to keep increasing them, every
time the company will acquire additional
property.
International Brands, Inc. will be acquiring solely
debt free income producing residential real estate
in San Diego County. Due to our demographic
studies, which indicate, that San Diego County is
an excellent location for such an investments.
For instance, ownership of rental properties in
San Diego, which has been cited in many surveys
and reports as the most desirable place to live in
the entire United States, can provide a steady,
predictable rate of return year after year. In other
words, the annual ROI on our real estate
investments will provide a steady source of
income.  San Diego is the sixth largest city in the
United States and has the second fastest growth
rate. Housing is already tight in San Diego and is
going to get a lot tighter. According to the San
Diego Association of Governments (SANDAG)
Board of Directors, 2020 Cities/Counties
Forecast Profiles, which was released in
February 1999 for local agency review. San
Diego will by the year 2005, have 2,200,000
fewer housing units than it has people, resulting in
rapidly escalating property values and rental
rates. Statistically for the past 100 years, the
property values in US double every seven years,
however if we rely on the SANDAG forecast,
San Diego County will appreciate much faster.
According to the Department of Labor, San
Diego ranks 57th in the nation for average annual
pay, ahead of tens of thousands of other
communities. Workers in San Diego can afford
middle- to high-middle-class rents and are
happily paying them to avoid 45-60 minute
commutes and to be able to live in one of the
cleanest, brightest, most robust urban areas in the
world.   Both San Diego County and the city of
San Diego operate under the most landlord-friendly Civil and Commercial statutes of any major American city. There is no rent control of any sort and no frivolous loopholes that allow deadbeat tenants to stay on month after month without paying rent. San Diego has the mildest, most perfect climate in California and, quite possibly, the entire United States. Summers are cool, winters are warm. In these days of skyrocketing energy costs, the fact that San
Diegans almost never have to turn on their furnace or air conditioner makes it an even more desirable place to live. NAFTA agreement between US and Mexico, gave an opportunity to many US based and Multinational companies which selling products into US market to setup assembly plants (makaladoras) and use inexpensive Mexican labor for assembly process, however management and their families are relocated to San Diego and they commute to work across the border to Mexico. These residents of San Diego very seldom buy properties - they are transients and make very good tenants, also San Diego is a strategic military base and families of military personal are good tenants as well. San Diego is a part of California - an earthquake zone; therefore building multilevel highways is against the law. All the highways which were planned are already built and to avoid further growth and traffic jams, in San Diego County is unofficial moratorium (no building permits) for new multiple unit dwellings, unless of course a builder or a developer decides to invest in red light district (low income) to improve the area. San Diego County has grown from 1.4 million people, 7 years ago to 2.7 million people today. Despite of all limitations, the County keeps growing. For these reasons and more we anticipate a successful implementation of these, new to International Brands, Inc.
business strategy.
OPERATIONS
International Brands, Inc. is in the process of implementing a series of cost cutting moves. The
Company will relinquish its currently leased office property and transition its headquarters to a location to be provided by the President and CEO, Steven Zubkis, rent-free to the company.
We also intend to employ independent
contractors and temporary personnel on an as needed basis for support services. In addition, Z3 Capital, Corp. with whom International
Brands, Inc. has a contractual arrangement for services in payment of notes payable to the Company, will provide additional support services, maintenance, research and technological development and implementation of
WorldBestBuy.com e-commerce engines. The primary areas of operations going forward will concentrate on e-commerce and residential real estate development.
E-Commerce
WorldBestBuy.com International is implementing an e-commerce strategy to offer the most competitive product pricing, value added programs and excellent customer service.
The Banner-Management system once
development will be completed and
marketing strategy will be implemented will provide WorldBestBuy.com via various contractual and Joint-Venture agreements, with a network of second-tier and third-tier mostly privately owned websites, for its advertising needs and an income-producing opportunity will became available in reselling advertising banners to other companies.

We believe that free of charge, when listing - regular auctions and free of charge, when listing - reverse auctions, do create an opportunity in internet-auctions business. Currently
WorldBestBuy.com have already developed and implemented some of these auction engines, however further technical developments and improvements are required as well as designing and implementing the marketing strategies for these auctions.
The new area of an e-commerce sector for International Brands, Inc. and where the company have put its emphasis and currently in implementation phase, is the e-commerce mechanism to provide internationally world-class services and complete product selection through a broad variety of national brands and private label programs Via the Largest Retailer-
Owned Grocery Distributor in the Western
United States.
International Brands, Inc/ WorldBestBuy.com
International have Executed Commission
Based Agent Agreement on sales developed by our organization in the range of 3-5% over the net product cost and based on the value of the merchandise.
The agreement is based on each individual transaction with our specified commission being built into the quotation. Once the purchase agreement have been obtained from the buyer, secured method of payment is implemented, shipment is completed and payment is received against the invoice, a check would be issued to our company.

Extensive product mix, competitive pricing, efficient logistics and broadened corporate brand selections are WorldBestBuy.com's International absolute market advantages.

This new e-commerce strategy is being
implemented via agent agreement with an
experienced international distributor in operation for over 30 years and is recognized as a quality supplier of goods and services throughout the Pacific Region.

By using the buying power of its parent company, we are able to take advantage of volume purchasing in order to offer the lowest price.

WorldBestBuy.com International is implementing an e-commerce strategy to offer the most competitive product pricing, value added programs and excellent customer service.

WorldBestBuy.com International will offer a selection of over 40,000 food/non-food items for "One-Stop E-Shopping" convenience.

International Brands, Inc/WorlBestBuy.com through its agent agreement will also provide
"Direct Full Container Load Shipments"
from corporate brand vendors and national brand manufacturers in order to reduce costs even further. This extensive experience with international logistics will allow us to offer added value services and prompt delivery.

International Brands, Inc/WorldBestBuy.com
International through its agent agreement falls into wholesale distribution infrastructure of 10 distribution centers throughout the Western
United States with a combined team of 4,000 employees to service retail and wholesale needs.

WorldBestBuy.com International's Categories will include but are not limited to the following.

GROCERY - Commodity items like Flour,
Rice, Sugar, Cooking/Salad Oils; Canned Fruits
& Vegetables; Household Paper Products;
Ramen; Snack Foods; Canned Meats;
Beverages.
SPECIALTY - Ethnic Products, Gourmet
Foods, Health Foods, Seasonal & Holiday
Foods.
HEALTH & BEAUTY AIDS - Baby Needs,
Cosmetics, Hair Care, Feminine Hygiene, and
O.T.C. Health Care.
HOUSEWARES &  HARDWARE -
Automotive, Candles Bake ware/Kitchen
Accessories, Pet Care, School Supplies,
Seasonal and Holiday Items.
DELI - Butter, Margarine, Cheese, Meats,
Yogurts, Whipping Cream.
FROZEN - Bakery Products, Dinner Entrees,
Fruits, Ice, Juices, Pizza, Potatoes, Seafood,
Toppings, and Vegetables.
SERVICE DELI - Thaw & Serve Bakery,
Bulk Cheeses, Convenience Foods, Salads, Side
Dishes, Foodservice.
ICE CREAM / DAIRY / BAKERY - Full
Line of Products.
MEAT - Beef, Pork, Poultry, Lamb, Seafood.
PRODUCE / EGGS - Fruits, Vegetables,
Fresh Flowers and Plants.

International Brands, Inc/WorldBestBuy.com International will provide PRIVATE LABEL BENEFITS.

Products are competitively priced lower against all brands!

Quality compares to equal or better than the national brands!

We fall into infrastructure with Quality
Control division, which conducts independent lab testing analysis, sensory evaluations, and plant visits to ensure that each and every product we sell meets the highest standards.

Private Label products are handpicked to ensure quality.
They represent the "best of the best."
Stock Distribution Strategy of International
Brands, Inc. have been designed, developed and announced in the past. However to implement this technique which will generate various financial instruments of other companies for International Brands, Inc. shareholders at no additional cost, could poses various risk factors for International Brands, Inc. and for its shareholders. Therefore this strategy must be implemented with great caution and with appropriate due diligence. We are proceeding with this plan, however up to this date, we have not been able to isolate a proper candidate and facilitate this candidate in going Public. While in the process of taking this company Public, we will distribute certain percent of issued and outstanding shares of this company to our shareholders. We are constantly looking and believe that the right opportunity will present itself.

In 1998 and 1999, International Brands, Inc.
have signed a few letters of intent with few high rank government officials and celebrities of former USSR Republics and Russia. There are various opportunities for International Brands,
Inc. and WorldBestBuy.com to broker products, natural resources and services between East and West online and via old fashion method of negotiations. An ability to utilize both will aid each other. Currently we are trying to broker a transaction between a large NYSE US based company and crude oil producers in Russia, Kazakhstan, Azerbaijan, Turkmenistan, Tatarstan and Daghestan for 20 year supply contract for 12 million tons of crude oil a year. Currently we in the process to negotiate a Joint Venture for exploration, extraction, production, management of petroleum resources and exportation of crude oil as well processing of high-grade petroleum products according to new European Union environmental standards. The Joint Venture partners will be one of the Caspian Basin
Countries with 500 Million to one Billion tons of crude oil reserves and one or more Multinational
Petroleum Companies with above mentioned experience. As part of the deal International
Brands, Inc. if successful will have a production sharing agreement and set commissions charge per each barrel of extracted and sold crude oil or a refined byproducts. Currently International
Brands, inc. representing as an agent a largest retailer-owned grocery distributor in the Western
United States of America with 40,000 food/non-food items in Russia, Kazakhstan, Tatarstan, Turkmenistan, Georgia, Azerbaijan, Moldova,
Ukraine and Lithuania. Number of Governmental officials from above mentioned Countries has expressed an interest in purchasing these products via International Brands, Inc. for purposes of establishing a wholesale-clubs type of Costco. These opportunities do not require any cash investments or cash expenditures, these opportunities are available to International
Brands, Inc. and to WorldBestBuy.com via personal contacts of company President and CEO Steven (Vladislav) Zubkis. We are very exited to have an opportunity to be involved in transactions of this magnitude. We hope that one day some of these transactions will be consummated.

Possible uncertainties, which may have an
impact on the International Brands, Inc.,
is the ability for Steven (Vladislav) Zubkis to
perform his duties as a President and CEO
of International Brands, Inc. due to his legal
challenges with SEC. The company currently is
appealing a default judgment       against the
company for over than $7,000,000.00 (Seven
Million Dollars). A loss of these appeal will force the company to file an appeal in the appellate court of New Jersey, the loss of that appeal will force the company to file the appeal in the Supreme Court of United States of America, the loss of these appeal may force the company to settle this judgment with the State of New Jersey.
There is a risk of other lawsuits that may arise, due to the low price of the company stock. And finally there is a risk of Steven (Vladislav) Zubkis not being able to perform his duties due to his health condition or loss of his life.

International Brands, Inc/WorldBestBuy.com in
1999 have lost $3.17 per share, a total of $180,985,747.00 with sales of $32,714.00. In
2000 the company lost 0.055 (five and a half cents) cents per diluted share, a total of $22,063,992.00. From 1994 to 2001 the company have either spent in cash or issued stock, for services like: capitalization, developments, marketing, advertising as well as employees incentives, for a total of $374,786,000.00. We believe that this tax-loss carry-forward is one of the most valuable assets
International Brands, Inc. and
WorldBestBuy.com controls and we are planning to take a full advantage of this opportunity.


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
On May 9, 2000, the Company received a final judgment against it as a result of litigation initiated by the State of New Jersey against International
Brands and several other defendants. As a result, the Company is enjoined from selling any of its stock within the State of New Jersey. In addition, International Brands shall send a notice to all New Jersey residents who purchased stock, allowing them a right of rescission.
International Brands, Z3 Capital Corporation and its chief executive are liable to the State of New
Jersey for $7,770,000 in civil monetary penalties.
This amount has been accrued on the Company's books and is reflected as a liability at December
31, 1999 and December 31, 2000 since the source for payment of the penalty shall come from the Company. The Company is currently appealing this judgment, however the success of this appeal is in doubt. A loss of these appeal will force the company to file an appeal in the appellate court of New Jersey, the loss of that appeal will force the company to file the appeal in the Supreme Court of United States of America, the loss of these appeal may force the company to settle this judgment with the State of New
Jersey.

The Securities and Exchange Commission
("Commission") announced that in a decision
dated February 21, 2000, the United States
District Court for the Southern District of New
York has held that President Steven Zubkis
violated the antifraud provisions, as well as other
provisions, of the federal securities laws.  Mr.
Zubkis was permanently enjoined from further
violations of these provisions of the federal
securities laws and permanently prohibited him
from serving as an officer or director of a public
company such pursuant to Section 20(e) of the
Securities Act and Section 21(d)(2) of the
Exchange Act. However this is an ongoing case
in which there is no judgment by the court, and
there will be decision until Judge Koetl decides
on the recommendations of Judge Fox. Currently
Mr. Zubkis has filed an objection to the
recommendations of Judge Fox. If this opposition
is denied, Mr. Zubkis will file a motion to vacate.
If this motion is denied, Mr. Zubkis will be forced
to file an appeal in the 2tnd   Curcuit (the appellate
court of US) and if the decision  is affirmed Mr.
Zubkis will proceed to the Supreme Court of the
United States of America, after the loss of these
certiorari  Mr. Zubkis will have to abide by the
court decision.
 .

ITEM 4.	SUBMISSION OF MATTERS
TO A VOTE OF SECURITY HOLDERS
There were no matters submitted to a vote of
shareholders during the 4th quarter of the fiscal
year ended December 31, 2000.  On January
2001, The Company authorized the issuance of
Platinum warrants.  These warrants are to be
issued to each shareholder, regardless of the
number of shares held, as of the record date of
May 1, 2001.  Each Platinum warrant can be
exercised for $925.00 and converted to 1/16 of
1 percent of International Brands L.P.
Partnership Interest, a California Limited
Partnership of which the Company is a General
Partner with 45 percent of Partnership Interest
and Mr. Zubkis is a General Partner with 5
percent of Partnership Interest.
PART 11
ITEM 5.	MARKET FOR COMMON
EQUITY SECURITIES
The Company is a reporting publicly traded
company reported on the NASD OTC Bulletin
Board under the symbol INBR and INBRE
when it is late with filings.
Penny Stock Regulation.  The Company's
common stock may be deemed a penny stock.
Penny stocks generally are equity securities with
a price of less than  $5.00 per share other than
securities registered on certain national securities
exchanges or quoted on the Nasdaq Stock
Market, provided that current price and volume
information with respect to transactions in such
securities is provided by the exchange or system.
The Company's securities may be subject to
"penny stock rules" that impose additional sales
practice requirements on broker-dealers who sell
such securities to persons other than established
customers and accredited investors (generally
those with assets in excess of  $1,000,000 or
annual income exceeding  $200,000 or
$300,000  together with their spouse).
For transactions covered by these rules, the
broker-dealer must make a special suitability
determination for the purchase of such securities
and have received the purchaser's written
consent to the transaction prior to the purchase.
Additionally, for any transaction involving a
penny stock, unless exempt, the "penny stock
rules" require the delivery, prior to the
transaction, of a disclosure schedule prescribed
by the Commission relating to the penny stock
market. The broker-dealer also must disclose the
commissions payable to both the broker-dealer
and the registered representative and current
quotations for the securities.   Finally, monthly
statements must be sent disclosing recent price information on the limited market in penny stocks. Consequently, the "penny stock rules" may restrict the ability of broker-dealers to sell the Company's securities. The foregoing required penny stock restrictions will not apply to the Company's securities if such securities maintain a market price of $5.00 or greater.
There can be no assurance that the price of the Company's securities will reach or maintain such a level.

ITEM 6, 	SELECTED FINACIAL DATA
None
ITEM 7.  MANAGEMENT'S DISCUSSION
AND ANALYSIS OR PLAN OF
OPERATIONS

   International Brands, Inc/WorldBestBuy.com is a diversified company whose recent emphasis on an e-commerce shopping mall, are being continued by the company President and CEO
Steven (Vladislav) Zubkis and his private
Venture Capital Company, Z3 Capital, Corp.
Mr. Zubkis had about 10 years of experience in Data Processing specializing in troubleshooting and Tec support of large mainframes online systems for many of Fortune 500 companies.
Mr. Zubkis have partially acquired knowledge of Data Processing and Real Estate Development and Construction via continuing education in New York University and by hands on experience. Our revenues currently are generated by sales from B-2-C part of WorldBestBuy.com site via routing the orders to a Vcommerce Corp for Fulfillment by Vstore.com. All of the e-commerce negotiations, maintenance, developments and implementations are performed by Z3 Capital Corporation based on long-term Venture Capital and Operational
Agreement. International Brands, Inc. and
WorldBestBuy.com have secured and prepaid marketing and advertising program for itself for the next two to three years. The company has a four years left of the five-year marketing agreement with the best selling Russian Pop
Music star Philip Kirkorov. Sony Latin have recently released Mr. Kirkorov's new album in Spanish. The company has an endorsement agreement with Lenny Krayzelburg, a professional swimmer. Mr. Krayzelburg has won three gold medals during the last Olympic games in Sydney. The company sponsors approximately
10 racing teams with Mack McClellan Motor sports in charge of its racing program which includes NASCAR Winston Cup, INDY,
ARCA, Open Wheel Racing, Grand American
Series, IRL, Midgets, USAC. Tony Elliott of
KoKomo, Indiana. Tracy Hines of New Castle,
Indiana. Jay Drake of Val Verde, California.
Becca Anderson of Houston, Delaware.
Brandon Erwin of Denton, Texas. Scott Deware of Easton, Masachusets. Todd Kelley of
Russiville, Indiana. Rick Mast drives car #50 -
Nascar Winston Cup. Jack Willes Charlotte
North Corolina. Jon Leavy Miami, Florida.

BUSINESS STRATEGY.

The new income producing strategies are being developed for International Brands,
Inc./WorldBestBuy.com. Some of the new
developments such us bridging into Ownership and Management of Income Producing
Properties in San Diego County.
Banner Management System, to create an
advertising network.
Internet-Auctions and Internet-Reverse
Auctions.
Our organization currently in the implementation phase of an E-Commerce solution for International Marketing Strategies and
Programs for a selection of over 40,000
Food/Non-Food items for  "One-Stop E-
Shopping" convenience.
Stock Distribution Strategy of International
Brands, Inc.
International Brands,
Inc./WorldBestBuy.com commission based
brokerage.

Due to the instability of financial markets and a
negative perception towards companies whose
main business is e-commerce,       International
Brands, Inc. common stock is trading at its
lowest levels.
International Brands, Inc. has adopted a new and
additional business strategy to International
Brands, Inc. as a second leg to its e-commerce
business, to generate positive cash flow and to
take advantage of company tax-loss carry-
forward.
The company will be obtaining capital via Limited
Partnerships, to purchase income-producing
properties in San Diego County with no
mortgages, where International Brands, Inc is a
General Partner for 45% of income and
appreciation.
As soon as International Brands, Inc. will
obtain capital for the first property - it will
declare the cash dividend.
As soon as International Brands, Inc. will obtain
capital for the second property it will increase the
cash dividend. The company from now and on
will duplicate this moneymaking formula.
The company has adapted this strategy as a
permanent solution to increase the price of the
stock to provide liquidity to the shareholders and
enhance shareholder value.
President and CEO of International Brands, Inc.
Steven (Vladislav) Zubkis is also a General
Partner in above-mentioned Limited Partnership.
Mr. Zubkis Percentage Interest in Partnership is
equal to 5%. Mr. Zubkis from 1984 to 1986
have taken a few real estate construction and
development related programs in New York
University's - School of Continuing Education.
During these years Mr. Zubkis also have passed
an exam for New York Real-Estate license.
From 1984 to 1986 Mr. Zubkis worked for
Brooklyn based, Irpinia Construction Company
as a Project Manager. Irpinia was owned and
operated by Gargano Family. Prior to Mr.
Zubkis employment, Irpinia was a subcontractor
specializing only in brick laying aspect of
construction. After Irpinia have hired Mr. Zubkis
as a Project Manager, Irpinia have become a real
estate builder - developer and income producing
property owner and manager. Mr. Zubkis
responsibilities in Irpinia varied from land
acquisition to approval of building plans and
obtaining necessary construction permits. From
lining up subcontractors for all other aspects of
construction, excluding brick work to scheduling
a delivery of necessary construction materials to
the job site. From timing the sequence of
subcontractors performing their projects to
overseeing the work of subcontractors its quality,
timing and making sure that performed work is
done according to the plans. In addition to the
above-mentioned duties Mr. Zubkis was
responsible for troubleshooting various day to
day problems, implementing and coordination of
these changes implementation throughout the
project as well as communication among
designers, architects engineers, city planning
commission and city inspectors in order to obtain
a final Certificate of Occupancy. In many
instances Mr. Zubkis was the only liaison
between the company owners Carmine and Rosa
Gargano and subcontractors.
From the time Mr. Zubkis have spent with Irpinia
Construction, until now - construction and
improvements, were not Mr. Zubkis main
business, but a hobby. From 1993 to 2001 in
California and specifically in San Diego County,
Mr. Zubkis have developed various construction
resources and contacts. As a General Partner
and for his Partnership Interest, the Partnership
will be able to implement necessary property
improvement by utilizing these resources and
improve the property in many cases at
subcontractor cost, which is the cost of labor
plus materials. Due to the fact that San Diego
County is in close proximity to the Mexican
border, the cost of labor is allot less than the cost
of labor in most of the United States of America.
International Brands, Inc. have gone already
through a drastic reorganization and have cut
operational costs, further cost cutting will occur
when company will relinquish its space and move
its office to a location which will be provided by
the President and CEO rent-free to the company.
With rent free office space, one part time
employee and one part time accountant, in
addition to Z3 Capital, Corp. with whom
International Brands, Inc. have contractual
arrangement and a note payable which is being
satisfied by Z3 Capital, Corp. paying for all of
the expanses related to an upkeep maintenance,
new developments and implementations of
WorldBestBuy.com e-commerce engines - this
cost saving strategy should payoff by enabling
International Brands, Inc. to declare the cash
dividends and to keep increasing them, every
time the company will acquire additional
property.
International Brands, Inc. will be acquiring solely
debt free income producing residential real estate
in San Diego County. Due to our demographic
studies, which indicate, that San Diego County is
an excellent location for such an investments.
For instance, ownership of rental properties in
San Diego, which has been cited in many surveys
and reports as the most desirable place to live in
the entire United States, can provide a steady,
predictable rate of return year after year. In other
words, the annual ROI on our real estate
investments will provide a steady source of
income.  San Diego is the sixth largest city in the
United States and has the second fastest growth
rate. Housing is already tight in San Diego and is
going to get a lot tighter. According to the San
Diego Association of Governments (SANDAG)
Board of Directors, 2020 Cities/Counties
Forecast Profiles, which was released in
February 1999 for local agency review. San
Diego will by the year 2005, have 2,200,000
fewer housing units than it has people, resulting in
rapidly escalating property values and rental
rates. Statistically for the past 100 years, the
property values in US double every seven years,
however if we rely on the SANDAG forecast,
San Diego County will appreciate much faster.
According to the Department of Labor, San
Diego ranks 57th in the nation for average annual
pay, ahead of tens of thousands of other
communities. Workers in San Diego can afford
middle- to high-middle-class rents and are
happily paying them to avoid 45-60 minute
commutes and to be able to live in one of the
cleanest, brightest, most robust urban areas in the
world.   Both San Diego County and the city of
San Diego operate under the most landlord-friendly Civil and Commercial statutes of any major American city. There is no rent control of any sort and no frivolous loopholes that allow deadbeat tenants to stay on month after month without paying rent. San Diego has the mildest, most perfect climate in California and, quite possibly, the entire United States. Summers are cool, winters are warm. In these days of skyrocketing energy costs, the fact that San
Diegans almost never have to turn on their furnace or air conditioner makes it an even more desirable place to live. NAFTA agreement between US and Mexico, gave an opportunity to many US based and Multinational companies which selling products into US market to setup assembly plants (makaladoras) and use inexpensive Mexican labor for assembly process, however management and their families are relocated to San Diego and they commute to work across the border to Mexico. These residents of San Diego very seldom buy properties - they are transients and make very good tenants, also San Diego is a strategic military base and families of military personal are good tenants as well. San Diego is a part of California - an earthquake zone; therefore building multilevel highways is against the law. All the highways which were planned are already built and to avoid further growth and traffic jams, in San Diego County is unofficial moratorium (no building permits) for new multiple unit dwellings, unless of course a builder or a developer decides to invest in red light district (low income) to improve the area. San Diego County has grown from 1.4 million people, 7 years ago to 2.7 million people today. Despite of all limitations, the County keeps growing. For these reasons and more we anticipate a successful implementation of these, new to International Brands, Inc.
business strategy.
OPERATIONS
International Brands, Inc. is in the process of implementing a series of cost cutting moves. The
Company will relinquish its currently leased office property and transition its headquarters to a location to be provided by the President and CEO, Steven Zubkis, rent-free to the company.
We also intend to employ independent
contractors and temporary personnel on an as needed basis for support services. In addition, Z3 Capital, Corp. with whom International
Brands, Inc. has a contractual arrangement for services in payment of notes payable to the Company, will provide additional support services, maintenance, research and technological development and implementation of
WorldBestBuy.com e-commerce engines. The primary areas of operations going forward will concentrate on e-commerce and residential real estate development.
E-Commerce
WorldBestBuy.com International is implementing an e-commerce strategy to offer the most competitive product pricing, value added programs and excellent customer service.
The Banner-Management system once
development will be completed and
marketing strategy will be implemented will provide WorldBestBuy.com via various contractual and Joint-Venture agreements, with a network of second-tier and third-tier mostly privately owned websites, for its advertising needs and an income-producing opportunity will became available in reselling advertising banners to other companies.

We believe that free of charge, when listing - regular auctions and free of charge, when listing - reverse auctions, do create an opportunity in internet-auctions business. Currently
WorldBestBuy.com have already developed and implemented some of these auction engines, however further technical developments and improvements are required as well as designing and implementing the marketing strategies for these auctions.
The new area of an e-commerce sector for International Brands, Inc. and where the company have put its emphasis and currently in implementation phase, is the e-commerce mechanism to provide internationally world-class services and complete product selection through a broad variety of national brands and private label programs Via the Largest Retailer-
Owned Grocery Distributor in the Western
United States.
International Brands, Inc/ WorldBestBuy.com
International have Executed Commission
Based Agent Agreement on sales developed by our organization in the range of 3-5% over the net product cost and based on the value of the merchandise.
The agreement is based on each individual transaction with our specified commission being built into the quotation. Once the purchase agreement have been obtained from the buyer, secured method of payment is implemented, shipment is completed and payment is received against the invoice, a check would be issued to our company.

Extensive product mix, competitive pricing, efficient logistics and broadened corporate brand selections are WorldBestBuy.com's International absolute market advantages.

This new e-commerce strategy is being
implemented via agent agreement with an
experienced international distributor in operation for over 30 years and is recognized as a quality supplier of goods and services throughout the Pacific Region.

By using the buying power of its parent company, we are able to take advantage of volume purchasing in order to offer the lowest price.

WorldBestBuy.com International is implementing an e-commerce strategy to offer the most competitive product pricing, value added programs and excellent customer service.

WorldBestBuy.com International will offer a selection of over 40,000 food/non-food items for "One-Stop E-Shopping" convenience.

International Brands, Inc/WorlBestBuy.com through its agent agreement will also provide
"Direct Full Container Load Shipments"
from corporate brand vendors and national brand manufacturers in order to reduce costs even further. This extensive experience with international logistics will allow us to offer added value services and prompt delivery.

International Brands, Inc/WorldBestBuy.com
International through its agent agreement falls into wholesale distribution infrastructure of 10 distribution centers throughout the Western
United States with a combined team of 4,000 employees to service retail and wholesale needs.

WorldBestBuy.com International's Categories will include but are not limited to the following.

GROCERY - Commodity items like Flour,
Rice, Sugar, Cooking/Salad Oils; Canned Fruits
& Vegetables; Household Paper Products;
Ramen; Snack Foods; Canned Meats;
Beverages.
SPECIALTY - Ethnic Products, Gourmet
Foods, Health Foods, Seasonal & Holiday
Foods.
HEALTH & BEAUTY AIDS - Baby Needs,
Cosmetics, Hair Care, Feminine Hygiene, and
O.T.C. Health Care.
HOUSEWARES &  HARDWARE -
Automotive, Candles Bake ware/Kitchen
Accessories, Pet Care, School Supplies,
Seasonal and Holiday Items.
DELI - Butter, Margarine, Cheese, Meats,
Yogurts, Whipping Cream.
FROZEN - Bakery Products, Dinner Entrees,
Fruits, Ice, Juices, Pizza, Potatoes, Seafood,
Toppings, and Vegetables.
SERVICE DELI - Thaw & Serve Bakery,
Bulk Cheeses, Convenience Foods, Salads, Side
Dishes, Foodservice.
ICE CREAM / DAIRY / BAKERY - Full
Line of Products.
MEAT - Beef, Pork, Poultry, Lamb, Seafood.
PRODUCE / EGGS - Fruits, Vegetables,
Fresh Flowers and Plants.

International Brands, Inc/WorldBestBuy.com International will provide PRIVATE LABEL BENEFITS.

Products are competitively priced lower against all brands!

Quality compares to equal or better than the national brands!

We fall into infrastructure with Quality
Control division, which conducts independent lab testing analysis, sensory evaluations, and plant visits to ensure that each and every product we sell meets the highest standards.

Private Label products are handpicked to ensure quality.
They represent the "best of the best."
Stock Distribution Strategy of International
Brands, Inc. have been designed, developed and announced in the past. However to implement this technique which will generate various financial instruments of other companies for International Brands, Inc. shareholders at no additional cost, could poses various risk factors for International Brands, Inc. and for its shareholders. Therefore this strategy must be implemented with great caution and with appropriate due diligence. We are proceeding with this plan, however up to this date, we have not been able to isolate a proper candidate and facilitate this candidate in going Public. While in the process of taking this company Public, we will distribute certain percent of issued and outstanding shares of this company to our shareholders. We are constantly looking and believe that the right opportunity will present itself.

In 1998 and 1999, International Brands, Inc.
have signed a few letters of intent with few high rank government officials and celebrities of former USSR Republics and Russia. There are various opportunities for International Brands,
Inc. and WorldBestBuy.com to broker products, natural resources and services between East and West online and via old fashion method of negotiations. An ability to utilize both will aid each other. Currently we are trying to broker a transaction between a large NYSE US based company and crude oil producers in Russia, Kazakhstan, Azerbaijan, Turkmenistan, Tatarstan and Daghestan for 20 year supply contract for 12 million tons of crude oil a year. Currently we in the process to negotiate a Joint Venture for exploration, extraction, production, management of petroleum resources and exportation of crude oil as well processing of high-grade petroleum products according to new European Union environmental standards. The Joint Venture partners will be one of the Caspian Basin
Countries with 500 Million to one Billion tons of crude oil reserves and one or more Multinational
Petroleum Companies with above mentioned experience. As part of the deal International
Brands, Inc. if successful will have a production sharing agreement and set commissions charge per each barrel of extracted and sold crude oil or a refined byproducts. Currently International
Brands, inc. representing as an agent a largest retailer-owned grocery distributor in the Western
United States of America with 40,000 food/non-food items in Russia, Kazakhstan, Tatarstan, Turkmenistan, Georgia, Azerbaijan, Moldova,
Ukraine and Lithuania. Number of Governmental officials from above mentioned Countries has expressed an interest in purchasing these products via International Brands, Inc. for purposes of establishing a wholesale-clubs type of Costco. These opportunities do not require any cash investments or cash expenditures, these opportunities are available to International
Brands, Inc. and to WorldBestBuy.com via personal contacts of company President and CEO Steven (Vladislav) Zubkis. We are very exited to have an opportunity to be involved in transactions of this magnitude. We hope that one day some of these transactions will be consummated.

Possible uncertainties, which may have an
impact on the International Brands, Inc.,
is the ability for Steven (Vladislav) Zubkis to
perform his duties as a President and CEO
of International Brands, Inc. due to his legal
challenges with SEC. The company currently is
appealing a default judgment       against the
company for over than $7,000,000.00 (Seven
Million Dollars). A loss of these appeal will force the company to file an appeal in the appellate court of New Jersey, the loss of that appeal will force the company to file the appeal in the Supreme Court of United States of America, the loss of these appeal may force the company to settle this judgment with the State of New Jersey.
There is a risk of other lawsuits that may arise, due to the low price of the company stock. And finally there is a risk of Steven (Vladislav) Zubkis not being able to perform his duties due to his health condition or loss of his life.

International Brands, Inc/WorldBestBuy.com in
1999 have lost $3.17 per share, a total of $180,985,747.00 with sales of $32,714.00. In
2000 the company lost 0.055 (five and a half cents) cents per diluted share, a total of $22,063,992.00. From 1994 to 2001 the company have either spent in cash or issued stock, for services like: capitalization, developments, marketing, advertising as well as employees incentives, for a total of $374,786,000.00. We believe that this tax-loss carry-forward is one of the most valuable assets
International Brands, Inc. and
WorldBestBuy.com controls and we are planning to take a full advantage of this opportunity.


International Brands continues its expansion into global markets. In 1998 and 1999, International
Brands, Inc signed a letters of intent with a few high-ranking government officials and celebrities of former USSR Republics and Russia. There are various opportunities for International Brands,
Inc. and WorldBestBuy.com to broker products, natural resources and services between East and West online and via old fashion method of negotiations. Currently International Brands, inc.
representing as an agent a large retailer-owned grocery distributor in the Western United States of America with 40,000 food/non-food items in Russia, Kazakhstan, Tatarstan, Turkmenistan,
Georgia, Azerbaijan, Moldova, Ukraine and
Lithuania. Number of Governmental officials from above mentioned Countries has expressed an interest in purchasing these products via
International Brands, Inc. for purposes of establishing a wholesale-clubs type of Costco.
These opportunities do not require any cash investments or cash expenditures, these opportunities are available to International
Brands, Inc. and to WorldBestBuy.com via professional relationships of company President and CEO Steven Zubkis. We are very exited to have an opportunity to be involved in transactions of this magnitude. We hope that one day some of these transactions will be consummated.
EXCEPT FOR HISTORICAL
INFORMATION CONTAINED IN THIS
REPORT, INFORMATION CONTAINED IN
THIS FORM 10-KSB CONTAINS
"FORWARD-LOOKING STATEMENTS"
WITHIN THE MEANING OF THE PRIVATE
SECURITIES LITIGATION REFORM ACT
OF 1995, WHICH CAN BE IDENTIFIED BY
THE USE OF FORWARD-LOOKING
TERMINOLOGY SUCH AS "MAY",
"WILL", "EXPECT", "PLAN", "ESTIMATE",
OR "CONTINUE" OR THE NEGATIVE
THEREOF OR OTHER VARIATIONS
THEREON OR COMPARABLE
TERMINOLOGY. THERE ARE CERTAIN
IMPORTANT FACTORS THAT COULD
CAUSE RESULTS TO DIFFER
MATERIALLY FROM THOSE
ANTICIPATED BY SOME OF THESE
FORWARD-LOOKING STATEMENTS,
INCLUDING WITHOUT LIMITATION, THE
EFFECTS OF CHANGES IN ECONOMIC
CONDITIONS AND CERTAIN OF THE
"RISK FACTORS" ENTITLED
"COMPETITION," INVESTORS ARE
CAUTIONED THAT ALL FORWARD-
LOOKING STATEMENTS INVOLVE RISK
AND UNCERTAINTY.
GENERAL
The Company derives revenue solely from its internet mega-shopping site where consumers can purchase a wide range of products from around the world at discount prices.
CONTINUING OPERATIONS
The after tax loss on continuing operations, for the year ended December 31, 2000 was $17,476,876 compared to a loss of $
180,985,747 in the year ended December 31, 1999. Revenue for 2000 was $ 41,299 compared to $ 32,714 in 1999. The majority of Worldbestbuy.com clients were located in the United States, but with the efforts of the global marketing campaign, the Company expects to expand its client base to Europe and the Americas in 2001.

Corporate revenues increased 1999 to 2000, as
the Company was operating and still operating e-
commerce site Worldbestbuy.com   The majority
of revenues were earned in the first and second quarter of 2000. Due to various market factors, the Company was forced to direct resources to significant cost measures at the expense of internet sales development. With the cost cutting measures fully implemented and global marketing campaign fully implemented, the Company will be able to focus its efforts on Real Estate and Internet revenue enhancement in the year 2001.
Corporate SG&A includes the cost of Corporate officers, the Corporate offices, and other recurring expenses related to maintaining the corporate operations, website development and support, shareholder services, and audit and reporting expenses. Corporate SG&A in 2000 was $ 18,889,241 compared to $
181,104,559in 1999, a decrease primarily due to a significantly lower stock price for valuation of common equity securities issued for services rendered and significant corporate cost cutting measures employed in the third and fourth quarters of 2000.

Advertising expenditures increased form
$17,141,806 in 2000 from $ 282,134 in 1999 as
the Company began full implementation of its global marketing campaign.
Net loss from operation was $17,476,876 in 2000 compared to $ 180,985,747 in 1999.
Depreciation and amortization totaled $6,318 in 2000 compared to $12,725 in 1999. The company refrained from investment in
depreciable assets and continued its reliance upon consultants to provide the necessary equipment. No amortization expense was recognized as Goodwill acquired in the merger with TeleSpecial.com was determined to be fully impaired as of December 31, 2000

PLANNED OPERATIONS
Residential Real Estate
During 2000, International Brands developed
plans to enter the residential real estate market
through various limited partnerships of which,
International Brands will be managing partner.
The company will be obtaining capital via these
Limited Partnerships, to purchase income-
producing properties in San Diego County area.
These operations are expected to fully
implemented by the end of 2001.
International Brands, Inc. will be acquiring solely
debt free income producing residential real estate
in San Diego County. Our demographic studies
indicate that San Diego County is an excellent
location for such an investments.  San Diego is
the sixth largest city in the United States and has
the second fastest growth rate. Housing is
already tight in San Diego and is going to get a lot
tighter. According to the San Diego Association
of Governments (SANDAG) Board of Directors,
2020 Cities/Counties Forecast Profiles, which
was released in February 1999 for local agency
review. San Diego will by the year 2005, have
2,200,000 fewer housing units than it has people,
resulting in rapidly escalating property values and
rental rates. Statistically for the past 100 years,
the property values in US double every seven
years.  However if we rely on the SANDAG
forecast, San Diego County will appreciate much
faster. According to the Department of Labor,
San Diego ranks 57th in the nation for average
annual pay, ahead of tens of thousands of other
communities. Workers in San Diego can afford
middle- to high-middle-class rents and are
happily paying them to avoid 45-60 minute
commutes and to be able to live in one of the
cleanest, brightest, most robust urban areas in the
world.   Both San Diego County and the city of
San Diego operate under the most landlord-friendly Civil and Commercial statutes of any major American city. In these days of skyrocketing energy costs, the fact that San
Diegans almost never have to turn on their furnace or air conditioner makes it an even more desirable place to live. For these reasons and more we anticipate a successful implementation of these, new to International Brands, Inc.
business strategy.
LIQUIDITY AND CAPITAL RESOURCES
The Company continues to be challenged for capital. Despite its dilutive effects, International
Brands continues to utilize its common equity to finance operations of the Company. The
Company continues to raise capital through the conversion of warrants, but due to the recent downturn in share price, the capital derived from warrants has been negatively impacted. The
Company expects its residential real estate operations to provide needed liquidity for Company operations and increase shareholder value.

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
AND SUPPLEMENTARY DATA


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA





INTERNATIONAL BRANDS, INC.
FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND 1999
TABLE OF CONTENTS

Independent Auditors= Report 1

Balance Sheets 2

Statements of Income 4

Statement of Stockholders= Equity 5

Statements of Cash Flows 7

Notes to Financial Statements 8





INTERNATIONAL BRANDS, INC.
(FORMERLY KNOWN AS STELLA BELLA CORPORATION, U.S.A.)
BALANCE SHEETS
DECEMBER 31, 2000 AND 1999

ASSETS

			12/31/00			12/31/99



Current assets:



Cash			$671
Inventory at lower of FIFO
cost or market (Note 1)
Prepaid and other current
assets

-
-


$

6,457
4,429
85
Total current assets

671


10,971
Property and equipment: (Note 1)
Furniture and fixtures
Computers and equipment

38,468
21,750


38,468
21,750
Less: Accumulated depreciation

60,218
(57,218)


60,218
(50,900)
Net property and
equipment
Other assets:
Investments at cost (Note 3)
Notes receivable - related
party (Note 7)
Deposits and other assets

3,000

-
3,832,65
0
200


9,318

35,000
1,598,00
0
200
Total other assets

3,832,85
0


1,633,20
0
Total assets
$
3,836,52
1

$
1,653,48
9
INTERNATIONAL BRANDS, INC.
(FORMERLY KNOWN AS STELLA BELLA CORPORATION, U.S.A.)
BALANCE SHEETS
DECEMBER 31, 2000 AND 1999
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

12/31/00

12/31/99
Current liabilities:
Accounts payable
Due to related party
(Note 7)
Accrued expenses and
other current
liabilities
(Note 8)

$

334,354
51,229
7,786,070


$

241,267
+
7,787,885
Total current
liabilities
Commitments and
contingencies (Note 8)
370
Stockholders' equity (Note
5):
Common Stock, $.001
par value, authorized
restricted common
stock; 67,695,347
and 10,083,054 shares
issued and
outstanding
at December 31, 2000
and 1999,
respectively
Restricted Common
Stock, $.001 par
value,
400,000,000 shares
authorized;
30,604,411
and 57,612,293 shares
issued and
outstanding at
December 31, 2000 and
1999, respectively
Series IV Convertible
Preferred Stock,
$.001
stated value,
19,681,230 shares
authorized; 620,744
and 626,639 shares
issued and
outstanding at
December 31, 2000 and
1999,
respectively
Series VI Convertible
Preferred Stock,
$.001
stated value,
19,581,230 shares
authorized; 752,515
and 0 shares issued
and outstanding at
December 31, 2000 and
1999, respectively
Additional paid-in capital
Accumulated deficit

8,171,653






67,695


30,604



621


753
365,764,154
(370,198,959
)


8,029,152
-




10,083


57,612



627


-
346,278,098
(352,722,083
)
Total
stockholders'
equity

(4,335,132)


(6,375,663)
Total
liabilities
and
stockholders
' equity
$
3,836,521

$
1,653,489

INTERNATIONAL BRANDS, INC.
(FORMERLY KNOWN AS STELLA BELLA CORPORATION, U.S.A.)
STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


Year
Ended
12/31/00

Year
Ended
12/31/99
Net sales
Cost of goods sold
$
41,299
27,928

$
32,714
14,673
Gross profit

13,371


18,041
Operating expenses:
Advertising
General and administrative


17,141,806
9,650,407



282,134
180,822,425
Loss from operations
Other income:
Interest income
Recoveries of note
receivable (Note 7)
Gain on liquidation
of investment (Note
4)

(26,778,842
)

1,392,907
7,895,759
13.300


(181,086,518
)

100,771
-
Loss before provision for
taxes
Provision for income taxes
(benefit) (Note 6)

(17,476,876
)
-


(180,985,747
)
-
Net loss
$
(17,476,876
)

$
(180,985,747
)
Loss per share (Note 1)

(0.16)


(3.17)

Weighted average number of
common shares
outstanding


107,647,853



59,905,834


INTERNATIONAL BRANDS, INC.
(FORMERLY KNOWN AS STELLA BELLA CORPORATION, U.S.A.)
STATEMENT OF STOCKHOLDERS= EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

Shares

Amount

Common
Stock

Common
Stock
Restricted

Preferre
d Stock
Series
IV

Preferre
d Stock
Series
VI

Common
Stock

Common
Stock
Restricted

Preferre
d Stock
Series
IV

Preferre
d Stock
Series
VI

Additional
Paid-in
Capital

Accumulated
Deficit
Balance at
December
31, 1999
Shares
issued for
officer
compensatio
n (Note 11)
Shares
issued for
services
(Note 11)
Shares
issued in
settlement
of
litigation
(Note 11)
Shares
issued to
for
advertising
(Note 11)
Shares
issued for
exercise of
warrants
Shares
issued for
conversion
of
Series IV
Preferred
Stock to
common
stock
Series VI
shares
issued
Shares
issued for
conversion
of
Series VI
Preferred
Stock to
Common
Stock
Expiration
of
restriction
on
common
stock
Net loss
10,083,05
4

-

-

-

-

-


-
-


-

57,612,29
3
-

57,612,293

1,195,000

5,349,248

77,000

20,691,933

568,662


223,331
-


2,449,237

(57,612,293
)
-

626,639

-

-

-

-

-


(5,895)
-


-

-
-


-

-

-

-

-

-


-
1,252,36
2


(499,847
)

-
-

$
10,08
3

-

-

-

-

-


-
-


-

57,61
2
-

$
57,612

545

1,483

77

19,901

5,876


223
-


2,499

(57,612
)
-

$
627

-

-

-

-

-


(6)
-


-

-
-

$
-

-

-

-

-

-


-
753


-

-
-

$
346,278,09
8

394,430

2,432,674

245,102

16,394,612

21,984


6
(753)


(1,999)

-
-

$
(352,722,083
)

-

-

-

-

-


-
-


-

-
(17,476,876)
Balance at
December
31, 2000
67,695,34
7

30,604,411

620,744

752,515

$
67,69
5

$
30,604

$
621

$
753

$
365,764,15
4

$
(370,198,959
)

INTERNATIONAL BRANDS, INC.
(FORMERLY KNOWN AS STELLA BELLA CORPORATION, U.S.A.)
STATEMENT OF STOCKHOLDERS= EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

Shares

Amount

Common
Stock

Common
Stock
Restricted

Preferre
d Stock
Series
IV

Preferre
d Stock
Series
VI

Common
Stock

Common
Stock
Restricte
d

Preferre
d Stock
Series
IV

Preferre
d Stock
Series
VI

Additional
Paid-in
Capital

Accumulated
Deficit
Balance at
December
31, 1998
Shares
issued to
Z3 in
exchange
for
services
for a note
(Note 7)
Shares
issued for
officer
compensatio
n (Note 11)
Shares
issued for
services
(Note 11)
Shares
issued in
settlement
of
litigation
(Note 11)
Shares
issued to
Z3 for
services
(Note 11)
Shares
issued for
exercise of
warrants
Shares
issued for
conversion
of
Series IV
Preferred
Stock to
common
stock
Expiration
of
restriction
on
common
stock
Net loss
1,005,000

-

-

-

-

-

-


-

9,078,054
-

9,078,054

40,000,000

13,000,000

108,410

70,000

4,000,000

270,385


163,498

(9,078,054
)
-

647,749

-

-

-

-

-

-


(21,110)

-
-

-

-

-

-

-

-

-

-


-
-

$
1,005

-

-

-

-

-

-

-


9,078
-

$
9,078

40,000

13,000

75

70

4,000

304

163


(9,078
)
-

$
648

-

-

-

-

-

-

(21)


-
-

$
-

-

-

-

-

-

-

-


-
-

$
173,058,77
2

119,960,00
0

38,987,000

406,609

347,430

12,996,000

522,429

(142)


-
-

$
(171,736,336
)

-

-

-

-

-

-

-


-
(180,985,747
)
Balance at
December
31, 1999
10,083,05
4

57,612,293

626,639

-

$
10,08
3

$
57,612

$
627

$
-

$
346,278,09
8

$
(352,722,083
)
INTERNATIONAL BRANDS, INC.
(FORMERLY KNOWN AS STELLA BELLA CORPORATION, U.S.A.)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


Year
Ended
12/31/00

Year
Ended
12/31/99
Cash flow from operating
activities:
Net loss
Adjustments to reconcile net
loss to net cash used by
operations:
Depreciation
Common stock issued as
compensation for services
Common stock issued for
advertising services
Common stock issued for note
receivable
Net adjustments to note
receivable
Common stock issued in
settlement of lawsuits
Gain on sale of investment
Changes in assets and liabilities:
Decrease in inventories
Increase in prepaids and other
current assets
Decrease in deposits and other
assets
Increase in accounts payable
and other current liabilities

$

(17,476,876
)
6,318
2,410,937
16,833,738
-
(2,234,650)
245,179
13,300
4,429
85
-
(2,655)
,

$

(180,985,747
)
12,725
132,406,687
-
40,000,000
7,623,947
347,500
-
6,472
(20)
2,130
26,205


17,276,681


180,464,956
Net cash used by operating
activities
Cash flows from investing
activities:
Exercise of warrants for common
stock
Sale of investment

(200,195)

159,409
35,000


(520,791)

522,732
-
Net cash provided by investing
activities

194,409


522,732
Net increase (decrease) in cash
Cash at the beginning of the year

(5,786)
6,457


1,941
4,516
Cash at the end of the year
$
671

$
6,457






1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
A. Company Background and Organization
International Brands, Inc. also doing
business as WorldBestBuy.com (Formerly
known as Tele Special.com, A
Development Stage Company) (the
Company), a Nevada corporation, is an
Internet sales company selling a wide
variety of products on the Internet
under the trade name WorldBestBuy.com.
Sales are primarily conducted via
credit card and are cleared through a
credit card clearing house. During
2001, the Company formed a limited
partnership serving as general partner
in the real estate acquisition
business for residential rental
properties located in San Diego
County, California.
Prior to 1999, the company operated
under the name of Stella Bella
Corporation, manufacturing gourmet
coffee beans in a wide variety of
blends, roasts and flavors. The
Company also operated a chain of
coffee houses, which sold whole bean,
ground and brewed coffee produced by
the Company. At that time, the
Company=s main product, whole bean
coffee, was sold primarily through
grocery stores and retail coffee
houses. The coffee was being sold
through the Internet. The Company
diminished coffee operations during
the end of 1999 and is no longer in
the coffee business.
Since September 1994, the Company has
had an agreement with Z3 Capital
Corporation (AZ3") to consult on
matters concerning the Company=s
operational and fiscal policies and
with the business plan. In exchange
for notes, relief of certain debt
obligations and consulting services,
the Company issued a majority of its
outstanding shares of restricted
common stock to Z3. Z3 subsequently
assigned portions of its right of
ownership in these shares to various
domestic and foreign individuals and
corporations (Note 7). As of December
31, 2000, Z3 and its assignees or
designees held controlling ownership
of the Company.
B. Inventory
As of December 31, 1999, coffee
inventory was stated at the lower of
cost, computed on a first-in, first-
out (FIFO) basis, or market. The
product was manufactured to order and
immediately shipped. Inventory on hand
was raw materials, consisting of
roasted beans and flavoring oils and
was valued at $4,429. The Company
ceased coffee making during 2000 and
the remaining inventory was deemed
worthless and written off.


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

C. Property and Equipment
Property and equipment is stated at
cost. The Company uses the straight-
line method for depreciation over the
estimated useful lives of the assets
which range from 5 to 7 years.
D. Revenue Recognition
The Company=s primary business is the
sale of goods over the Internet. Sales
are recognized when cash, in the form
of check or credit card receipt is
received, thereby confirming the sales
order. For all product sales
transactions with its customers, the
Company acts as a principal, takes
title to all products sold upon
shipment, bears credit risk, and bears
inventory risk for returned products
that are not successfully returned to
suppliers, although these risks are
mitigated through arrangements with
credit card issuers, shippers and
suppliers from the manufacturer and
assumes the risk of ownership.
E. Financial Instruments
The Company follows the guidance of
Statement of Accounting Standards
(ASFAS@) No. 102, ADisclosure of Fair
Value Financial Instruments@, which
requires disclosure of the fair value
of financial instruments; however,
this information does not represent
the aggregate net fair value of the
Company. Unless quoted market price
indicates otherwise, the Company cash
and liabilities approximate fair
value.
F. Income Taxes
The Company uses the liability method
of accounting for income taxes
specified by SFAS No. 109, AAccounting
for Income Taxes@, whereby deferred
tax liabilities and assets are
determined based on the difference
between financial statement and tax
bases of assets and liabilities using
enacted tax rates in effect for the
year in which the differences are
expected to reverse. Deferred tax
assets are recognized and measured
based on the likelihood of realization
of the related tax benefit in the
future.
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
G. Loss Per Share
In February 1997, the Financial
Accounting Standard Board (AFASB@)
issued SFAS No. 128, AEarning Per
Share@ which requires the Company to
present basic and diluted earnings per
share for all years presented. The
computation of loss per common share
(basic and diluted) is based on the
weighted average number of shares
actually outstanding during the
period. Common stock equivalent shares
are excluded from the computation as
their effect is antidilutive.
H. Use of Estimates
The preparation of financial
statements in accordance with
generally accepted accounting
principles requires management to make
estimates and assumptions that affect
the reported amounts of assets and
liabilities and disclosure of
contingent assets and liabilities at
the date of the financial statements.
Actual results could differ from those
estimates.
I. Investments
Investments in companies in which the
Company has less than a 20% interest
are carried at cost. Investments in
certain companies in which the Company
owns a 20% or more interest are
carried at cost because the Company
does not exercise significant
influence over their operating and
financial activities.
J. Advertising
The cost of advertising is expensed as
incurred. The Company incurred
advertising expense of $17,141,806 and
$178,632 for the years ended December
31, 2000 and 1999, respectively.
A.	Stock Issued for Goods and Services
The Company follows the guidance of
Emerging Issues Task Force (EITF) 96-
18,
Accounting for Equity Instruments That
Are Issued to Other Than Employees for
Acquiring, or in Conjunction with
Selling, Goods or Services, which
provides that
equity instruments issued to non-
employees for property or services
other than cash should be recorded at
the fair value of the consideration
received or the fair value of the
equity instrument issued, whichever is
more reliably measurable.
2. GOING CONCERN
The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern.
However, the Company has sustained substantial operating losses in recent years. In addition, the Company has used substantial amounts of working capital in its operations. Furthermore, the Company has incurred losses of $ 17,476,876 and $180,985,747 and working capital deficits of $ 8,170,982 and $8,018,181 as of and for the years ended December
31, 2000 and 1999, respectively.
Management has been advised by the Company=s
Senior Financial Advisor, who was also the President of Z3 Capital Corporation, that Z3 will continue to fund the Company=s continued operations through private placements of the Company=s stock. Z3 has demonstrated continued ability since 1994 to raise capital for the Company. The Company=s continued viability and its ability to continue as a going concern is dependent upon its ability to issue stock and raise funds in the future.
3. BUSINESS DEVELOPMENTS
On January 12, 2000, the Company entered into a merger agreement with Tele Special.Com (ATSC@) to acquire 100% of the outstanding common stock of TSC by converting every 200 shares of TSC into one share of International Brand, Inc., stock. The merger constitutes a reorganization qualifying under the provisions of Section
368(a) of the Internal Revenue Code of 1954 as amended.
The agreement states that every 200 shares of $0.001 par value, TSC common stock shall be converted into one share of International Brands, Inc., $0.001 par value, common stock. Total consideration received by TSC was 31,500 shares of International Brands, Inc., with a value of $102,375.
In December 2000, the Company recorded a goodwill write-down of $102,375, which eliminated all remaining goodwill of the Company. Goodwill was determined to have been impaired because of the current financial condition of the Company and the Company's inability to generate future operating income without substantial sales volume increases, which are highly uncertain. Furthermore, the Company's anticipated future cash flows indicate that the recoverability of goodwill is not reasonably assured. The goodwill write-down is included as component of operating expenses in 2000.


3. BUSINESS DEVELOPMENTS (Continued)
Merger Unaudited Pro Forma Condensed Statements of Income and Expense
UNAUDITED PRO FORMA CONDENSED CONSOLIDATED
STATEMENT OF INCOME AND EXPENSE


Year ended
December 31,
2000

Year ended
December 31,
1999
Net revenues
$
41,299

$
32,714
Operating costs and expenses

(26,820,141
)


(181,119,232
)

Other income

9,301,966


100,771
Loss from continuing operations
before income tax benefit

(17,476,876
)


(180,985,747
)
Income tax benefit

-


-
Income (loss) from continuing
operations

(17,476,876
)


(180,985,747
)
Net loss
$
(17,476,876
)

$
(180,985,747
)
Earnings per common share
assuming dilution (or diluted
earnings per share):
Income (loss) from continuing
operations per share


$


(0.16)



$


(3.17)
Net loss
$
(17,476,876
)

$
(180,985,747
)
Weighted average shares
outstanding

107,647,853


59,905,834






4. INVESTMENTS
A. Investment in Stella Bella Russia (AOZT)
The Company has issued 2,000,000
shares of restricted common stock to
acquire 51% of Stella Bella Russia
(AAOZT@), as of December 31, 1994. Due
to AOZT operating in an unstable
economic environment, the investment
is valued at net realizable value in
accordance with Accounting Revenue
Bulletin (ARB) No. 43 and FAS 94.
Consideration has been given to the
Company=s ability to control the
activity of AOZT and current
political, economic and currency
stability. As of December 31, 2000 and
1999, this investment been fully
reserved and is carried at $0 value.
B. Kona Beverage Company
On January 11, 1995, the Company
entered into an agreement to purchase
250 shares or a 2 2 % interest in Kona
Beverage Company (Kona) from stock
owned by Z3. In consideration for the
purchase of Kona stock, the Company
issued 220,000 shares of restricted
common stock to assignees of Z3. The
purchase price of the 2 2 % interest
in Kona is $16,556. The Company=s
ability to recover its investment in
Kona is uncertain. The Company has
established a 100% valuation reserve
for this investment and it is carried
on the Company=s books at $0 value.
C. San Diego Community Broadcasting Corporation
On August 7, 1998, the Company
purchased 35,000 shares of San Diego
Community Broadcasting Corp., a
privately held company, for $1 per
share. At December 31, 1999, the
investment was carried on the books of
the Company at the historical cost of
$35,000. During 2000, the investment
was sold for a gain of $13,300.

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



2000

1999
Regulation S
shares


32,000,00
0

32,000,00
0
Restricted shares
(Rule 144A)


56,216,29
3

25,612,29
3
Total Regulation S
and Rule 144A
stock


88,216,29
3

57,612,29
3
Regulation S covers the purchase and
resale of restricted shares issued to
foreign entities. The following
foreign entities received restricted
common stock designated as Regulation
S stock pursuant to assignments from
Z3:

2000

1999
Nicosia Investments, LTD, a
Bahamas Company
-

4,000,000
Trenton Guaranty Corp., a
Bahamas Company
-

4,000,000
Kivah Guaranty Limited, a
Bahamas Company
-

4,000,000
Kirachi Corp., a Bahamas
Company
-

4,000,000
Rose Blossom Corp., a Bahamas
Company
-

4,000,000
Sumatra Investments, LTD, a
Bahamas Company
-

4,000,000
Two Corporation, a Bahamas
Company
-

4,000,000
Camden Guaranty Investment
Corp., A Bahamas Company
-

4,000,000
Total Regulation S stock issued
-

32,000,00
0





5. CAPITAL STOCK (Continued)
C. Convertible Preferred Stock
Series IV
The Company has authorized 19,681,230
shares of redeemable, convertible
preferred stock. The stock has a
stated value of $.001. The stock pays
an annual dividend of 15% and has a
liquidation value of $35. The
conversion ratio is based on the
Average Bid Price (the prior four week
average bid price) divided into the
liquidation value. After a fixed
period of time, the company may
redeem, at the discretion of the board
of directors, the preferred stock with
common shares at the redemption rate
of 1.25 times the liquidation value
divided by the Average Bid Price. Each
share contains 400 voting rights. As
of December 31, 2000 and 1999, the
Company had issued and outstanding
620,744 shares and 626,639 shares of
convertible preferred stock,
respectively.
Series VI
The Company authorized 19,581,230
shares of non-voting redeemable,
convertible preferred stock. The stock
has a stated value of $.001. Each
share is convertible into five common
shares at any time. As of December 31,
2000 and 1999, the Company had issued
and outstanding 620,744 shares and 0
shares of convertible preferred stock,
respectively.
D. Warrants
Warrant Series A
The Company authorized the
issuance of 33,040,000
series A warrants, covering
the right to purchase $0.001
par value, common stock of
the Company. Each warrant
allows the holder to
purchase one share of common
stock at 50% of the
preceding month's average
bid price. The warrants may
be exercised any time after
April 30, 1997 and expire on
June 30, 2000. There were
9,038,811 and 8,761,133
warrants issued and
outstanding as of December
31, 2000 and 1999,
respectively.



5. CAPITAL STOCK (Continued)
Warrant Series B
The Company authorized the issuance of
33,040,000 series B warrants, covering the right to purchase $0.001 par value, common stock of the Company. Each warrant allows the holder to purchase one share of common stock at 60% of the preceding month's average bid price. The warrants may be exercised any time after April
30, 1997 and expire on June 30, 2000. There were
9,562,248 and 9,403,128 warrants issued and outstanding as of December 31, 2000 and 1999, respectively.
Warrant Series C
The Company authorized the issuance of
33,040,000 series C warrants, covering the right to purchase $0.001 par value, common stock of the Company. Each warrant allows the holder to purchase one share of common stock at 70% of the preceding month's average bid price. The warrants may be exercised any time after April
30, 1997 and expire on June 30, 2000. There were
9,674,053 and 9,534,203 warrants issued and outstanding as of December 31, 2000 and 1999, respectively.
Warrant Series D
The Company authorized the issuance of
33,040,000 series D warrants, covering the right to purchase $0.001 par value, common stock of the Company. Each warrant allows the holder to purchase one share of common stock at 80% of the preceding month's average bid price. The warrants may be exercised any time after April
30, 1997 and expire on June 30, 2000. There were
9,687,883 and 9,581,120 warrants issued and outstanding as of December 31, 2000 and 1999, respectively.
E. Participation Rights
The company authorized the issuance of 600,800 participation rights to the holders of the Company=s Series IV Redeemable, Convertible
Preferred Stock. The rights are exercisable if the Company=s common stock dividend on the preferred stock has not equaled 100 common shares by April 30,2000 and the preferred stock has not been redeemed or converted. In that case, the right holder may purchase additional common stock equal to one hundred shares, at a price equal to 25% of the Average Bid Price during the period May 1, 2001 through April 30,
2002. The participation rights becomes effective on May 1, 2002 and expires on May 30, 2002.
There were 195,187 and 191,186 participation rights issued and outstanding as of December 31, 2000 and 1999, respectively.
6. INCOME TAXES
The Company=s effective tax benefit on pretax loss differs from the U. S. Federal statutory tax rate for the fiscal year ended December 31, 2000 and 1999 as follows:



2000


1999


Federal statutory tax
(benefit)
(34.00%)


(34.00%)
State taxes, net of federal
tax benefit
(5.83%)


(5.83%)




(39.83%)


(39.83%)
Deferred income tax assets and liabilities are computed based on temporary differences between the financial statement and income tax bases of assets and liabilities using the enacted marginal income tax rate in effect for the year in which the differences are expected to reverse. Deferred income tax expense or credits are based on the changes in the deferred income tax assets or liabilities from period to period. The components of deferred tax liabilities and assets at December 31, 2000 and 1999 are as follows:

2000

1999
Net operating loss
carryforward
Valuation allowance
$
147,450,245
(147,450,245
)

$
140,504,325
(140,504,325
)





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



6. INCOME TAXES (Continued)
Due to the Achange in ownership@ provisions in the Internal Revenue Code Section 382, the availability of the Company=s net operating loss carry forwards may be subject to an annual limitation against taxable income in future periods, which could substantially limit the eventual utilization of these net operating loss carry forwards.
7. RELATED PARTY TRANSACTIONS
A. Stock Issuances
During the year ended December 31,
1999, the Company issued or assigned
restricted common stock to certain
domestic and foreign individuals and
companies (assignees). Z3 exercises
significant control over these
assignees, and they are considered
related parties for purposes of the
restricted common stock assigned to
them. As of December 31, 2000 and
December 31, 1999, the total shares of
restricted common stock issued or
assigned to Z3 or its assignees were 0
and 32,000,000, respectively.
B. Management Agreement and Issuance of Stock
Z3 Capital Corporation (Z3) entered
into a consulting agreement with the
Company on September 30, 1994. The
term of the agreement is ongoing.
Pursuant to the agreement, Z3 will
consult with the Board of Directors of
the Company and its officers or
advisors on matters concerning
operational and fiscal policies and
the Company=s general business plan.
In addition, on January 1, 2000, the
Company entered into an additional
consulting agreement with Z3, in which
Z3 is to develop
a Web site for marketing purposes. The
contracts calls for monthly payments
of $650,000 to be applied against the
Company=s note receivable from Z3. The
term of the contract is from January
1, 1999 through June 30, 2000. As of
December 31, 2000 and 1999 $ 7,800,000
had been applied against the notes
receivable and accrued interest from
Z3. Z3 provided additional support
services during 2000 in the amount of
$51,229 that were unpaid and accrued
for as of December 31, 2000.






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

2000

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


$


-



-


-


-



4,668,471



39,083,679



$


-



1,029,648


-


493,304



6,938,446



40,951,861
Total notes receivable
- related party
Less: valuation
allowance

43,852,150
(39,919,500
)


49,413,259
(48,815,259
)

$
3,832,650

$
1,598,000

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













8. COMMITMENTS AND CONTINGENCIES
A. Legal Matters
On May 9, 2000, the Company received a
final judgment against it as a result
of litigation initiated by the State
of New Jersey against International
Brands and several other defendants.
As a result, the Company is enjoined
from selling any of its stock within
the State of New Jersey. In addition,
The Company shall send a notice to all
New Jersey residents who purchased
stock allowing them a right of
rescission. The Company, Z3 and its
chief executive are liable to the
State of New Jersey for $7,770,000 in
civil monetary penalties. This amount
has been accrued on the Company's
books since December 31, 1996, as part
of accrued expenses since the source
of this payment shall come from the
Company. The Company is currently
appealing this judgment, however the
success of this appeal is in doubt.
The Securities and Exchange Commission
("Commission") announced that in a
decision dated February 21, 2000, the
United States District Court for the
Southern District of New York has held
that President Steven Zubkis violated
the antifraud provisions, as well as
other provisions, of the federal
securities laws. Mr. Zubkis was
permanently enjoined from further
violations of these provisions of the
federal securities laws and
permanently prohibited him from
serving as an officer or director of a
public company such pursuant to
Section 20(e) of the Securities Act
and Section 21(d)(2) of the Exchange
Act. Mr. Zubkis is currently appealing
this judgment.
B. Operating Leases
The Company leases certain corporate
office and warehouse space. This lease
expired on June 15, 2000. The Company
leases this space on a month-to-month
basis. The Company has no future
minimum lease payments as of December
31, 2000. Total rent expense for the
years ended December 31, 2000 and 1999
was $28,823 and $39,378, respectively.







9. SEGMENT AND GEOGRAPHIC INFORMATION
The Company has adopted SFAS No. 131,
ADisclosures About Segments Of An Enterprise And
Related Information@, in the fiscal year ended
December 31, 2000. SFAS No. 131 establishes
standards for reporting information regarding
operating segments in annual financial
statements and requires selected information for
those segments to be presented in interim
financial reports issued to stockholders. SFAS
No. 131 also establishes standards for related
disclosures about products and services and
geographic areas. Operating segments are
identified as components of an enterprise about
which separate discrete financial information is
available for evaluation by the chief operating
or decision maker, or decision-making group, in
deciding how to allocate resources and assess
performance. The Company=s chief decision maker,
as defined under SFAS No. 131, is a combination
of the Chief Executive Officer and the Chief
Financial Officer. To date, the Company has
viewed its operations and manages its business
as principally one segment, Internet sales.
Associated services are not significant. As a
result, the financial information disclosed
herein represents all of the material financial
information related to the Company=s principal
operating segment.
10. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
In addition to cash provided or used for operations,
investing, and financing, the Company had the
following non-cash investing and financing
activities:
A. For the Year Ended December 31, 2000
1.	The Company issued 77,000 shares of
restricted common stock in settlement of
litigation, having a fair market
value of $245,179.
2. The Company issued 20,895,053
shares of restricted common stock
for advertising services having a
fair market value of $16,833,738.
3. The Company issued 1,195,000
shares of restricted common stock
for executive compensation with a
fair market value $394,975.
4. The Company issued 5,053,958
shares of restricted common stock
for various services having a
fair market value of $2,015,962.
1.	Net adjustments to notes receivable
consisted of $2,234,650).
10.	SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION (Continued)
11.	B. For the Year Ended December 31, 1999
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

ITEM 13. Certain Relationships and Related Transactions
During the years ended December 31, 1999, the Company issued or assigned restricted common stock to certain domestic and foreign individuals and companies
(assignees). Z 3 exercises significant control over these assignees, and they are considered related parties for purposes of the restricted common stock assigned to them.
As of December 31, 2000 and December 31, 1999, the total shares of restricted common stock issued or assigned to Z
3 or its assignees were and 32,000,000, respectively.
Z 3 Capital Corporation (Z 3) entered into a consulting agreement with the Company on September 30, 1994. The term of the agreement is ongoing. Pursuant to the agreement, Z 3 will consult with the Board of Directors of the Company and its officers or advisors on matters concerning operational and fiscal policies and the Company=s general business plan. In addition, on January
1, 2000, the Company entered into an additional consulting agreement with Z 3, in which Z 3 is to develop a Web site for marketing purposes. The contracts calls for monthly payments of $650,000 to be applied against the Company=s note receivable from Z 3. The term of the contract is from January 1, 2000 through June 30, 2000.
As of December 31, 2000, $7,800,000 has been applied against the note receivable and accrued interest from Z
3.
On January 29, 2000, the Company issued 40,000,000 shares of restricted common stock in exchange for $80,000,000 of consulting services rendered by Z 3 and for a $40,000,000
6% note due December 29, 2002. On January 22, 1999, the
Company issued 7,550,000 shares of restricted common stock in exchange for services rendered by Z 3 and for a $7,500,000 6% note due December 21, 2001. Total interest income accrued on these notes during 2000 and 1999 was $ and $82,863, respectively. Z 3 subsequently assigned its rights to these shares to certain related domestic and foreign individuals and corporations.
A valuation allowance equal to approximately 91% and 97% of the carrying value of the Z3 receivable was recorded by the Company at December 31, 2000 and 1999, respectively, since the future collection of this receivable, based on the uncertain financial condition of Z3, is in doubt.
Pursuant to the consulting agreement, the company has recorded $ 7,800,000 and $87,800,000 in compensation related to the services performed by Z 3 during the years ended December 31, 2000 and 1999, respectively.
The Company employs certain individuals related to Z 3 as officers of the Company. They hold the positions of President and Treasurer. Total compensation paid to those individuals was $39,000,000 (Note 11) in 2000 and $71,352 in 1999.
Alumni Motorsports was an acting Director for the period.
Alumni Motorsports was not compensated for services as Director. Alumni Motorsports was compensated in the form of common equity securities subject to Rule 144 totaling
6,578,000 shares valued at $3,320,200 for promotional and advertising services rendered. These shares are to be released from restriction during May of 2001.

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