Form 10-K/A
period 2000-12-31
INTERNATIONAL BRANDS INC
filed 2001-05-24
CIK 1099139

TABLE OF CONTENTS


PART I
ITEM 1.  DESCRIPTION OF BUSINESS.....................................1
ITEM 2.  DESCRIPTION OF PROPERTY...........................................
ITEM 3.  LEGAL PROCEEDINGS...................................................
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.................

PART II
ITEM 5.  MARKET FOR COMMON EQUITY SECURITIES.............
ITEM 6.  SELECTED FINANCIAL DATA
ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OFOPERATION............

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKETRISK................
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...........................
ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE..................................

PART III
ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS ............

ITEM 11.  EXECUTIVE COMPENSATION
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS ANDANAGEMENT..........

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED
TRANSACTIONS........................

PART IV
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
FORM 8-K......................................
SIGNATURES.......................................................
 .....
FINANCIAL
STATEMENTS..................................................
INDEX TO
EXHIBITS.....................................................






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

BUSINESS STRATEGY.

  The new income producing strategies are being developed for International Brands, Inc./WorldBestBuy.com. Some of the new developments such us bridging into Ownership and Management of Income Producing Properties in San Diego County.
  Banner Management System, to create an advertising network. Internet-Auctions and Internet-Reverse Auctions.
  Our organization currently in the implementation phase of an E-Commerce solution for International Marketing Strategies and Programs for a selection of over 40,000 Food/Non-Food items for "One-Stop E-Shopping" convenience.
  Stock Distribution Strategy of International Brands, Inc. International Brands, Inc./WorldBestBuy.com commission based brokerage.

  Due to the instability of financial markets and a negative perception towards companies whose main business is e-
  commerce,       International Brands, Inc. common stock is
  trading at its lowest levels.
  International Brands, Inc. has adopted a new and additional business strategy to International Brands, Inc. as a second leg to its e-commerce business, to generate positive cash flow and to take advantage of company tax-loss carry-forward.
  The company will be obtaining capital via Limited Partnerships, to purchase income-producing properties in San Diego County with no mortgages, where International Brands, Inc is a General Partner for 45% of income and appreciation. As soon as International Brands, Inc. will obtain capital for the first property - it will declare the cash dividend.
  As soon as International Brands, Inc. will obtain capital for the second property it will increase the cash dividend. The company from now and on will duplicate this moneymaking formula.
  The company has adapted this strategy as a permanent solution to increase the price of the stock to provide liquidity to the shareholders and enhance shareholder value.
  President and CEO of International Brands, Inc. Steven (Vladislav) Zubkis is also a General Partner in above-mentioned Limited Partnership.
  Mr. Zubkis Percentage Interest in Partnership is equal to 5%. Mr. Zubkis from 1984 to 1986 have taken a few real estate construction and development related programs in New York University's - School of Continuing Education. During these years Mr. Zubkis also have passed an exam for New York Real-Estate license.
  From 1984 to 1986 Mr. Zubkis worked for Brooklyn based, Irpinia Construction Company as a Project Manager. Irpinia was owned and operated by Gargano Family. Prior to Mr. Zubkis employment, Irpinia was a subcontractor specializing only in brick laying aspect of construction. After Irpinia have hired Mr. Zubkis as a Project Manager, Irpinia have become a real estate builder - developer and income producing property owner and manager. Mr. Zubkis responsibilities in Irpinia varied from land acquisition to approval of building plans and obtaining necessary construction permits. From lining up subcontractors for all other aspects of construction, excluding brick work to scheduling a delivery of necessary construction materials to the job site. From timing the sequence of subcontractors performing their projects to overseeing the work of subcontractors its quality, timing and making sure that performed work is done according to the plans. In addition to the above-mentioned duties Mr. Zubkis was responsible for troubleshooting various day to day problems, implementing and coordination of these changes implementation throughout the project as well as communication among designers, architects engineers, city planning commission and city inspectors in order to obtain a final Certificate of Occupancy. In many instances Mr. Zubkis was the only liaison between the company owners Carmine and Rosa Gargano and subcontractors.
  From the time Mr. Zubkis have spent with Irpinia Construction, until now - construction and improvements, were not Mr. Zubkis main business, but a hobby. From 1993 to 2001 in California and specifically in San Diego County, Mr. Zubkis have developed various construction resources and contacts. As a General Partner and for his Partnership Interest, the Partnership will be able to implement necessary property improvement by utilizing these resources and improve the property in many cases at subcontractor cost, which is the cost of labor plus materials. Due to the fact that San Diego County is in close proximity to the Mexican border, the cost of labor is allot less than the cost of labor in most of the United States of America.
  International Brands, Inc. have gone already through a drastic reorganization and have cut operational costs, further cost cutting will occur when company will relinquish its space and move its office to a location which will be provided by the President and CEO rent-free to the company. With rent free office space, one part time employee and one part time accountant, in addition to Z3 Capital, Corp. with whom International Brands, Inc. have contractual arrangement and a note payable which is being satisfied by Z3 Capital, Corp. paying for all of the expanses related to an upkeep maintenance, new developments and implementations of WorldBestBuy.com e-commerce engines - this cost saving strategy should payoff by enabling International Brands, Inc. to declare the cash dividends and to keep increasing them, every time the company will acquire additional property. International Brands, Inc. will be acquiring solely debt free income producing residential real estate in San Diego County. Due to our demographic studies, which indicate, that San Diego County is an excellent location for such an investments. For instance, ownership of rental properties in San Diego, which has been cited in many surveys and reports as the most desirable place to live in the entire United States, can provide a steady, predictable rate of return year after year. In other words, the annual ROI on our real estate investments will provide a steady source of income. San Diego is the sixth largest city in the United States and has the second fastest growth rate. Housing is already tight in San Diego and is going to get a lot tighter. According to the San Diego Association of Governments (SANDAG) Board of Directors, 2020 Cities/Counties Forecast Profiles, which was released in February 1999 for local agency review. San Diego will by the year 2005, have 2,200,000 fewer housing units than it has people, resulting in rapidly escalating property values and rental rates. Statistically for the past 100 years, the property values in US double every seven years, however if we rely on the SANDAG forecast, San Diego County will appreciate much faster.
  According to the Department of Labor, San Diego ranks 57th in the nation for average annual pay, ahead of tens of thousands of other communities. Workers in San Diego can afford middle- to high-middle-class rents and are happily paying them to avoid 45-60 minute commutes and to be able to live in one of the cleanest, brightest, most robust urban areas in the world. Both San Diego County and the city of San Diego operate under the most landlord-friendly Civil and Commercial statutes of any major American city. There is no rent control of any sort and no frivolous loopholes that allow deadbeat tenants to stay on month after month without paying rent. San Diego has the mildest, most perfect climate in California and, quite possibly, the entire United States. Summers are cool, winters are warm. In these days of skyrocketing energy costs, the fact that San Diegans almost never have to turn on their furnace or air conditioner makes it an even more desirable place to live. NAFTA agreement between US and Mexico, gave an opportunity to many US based and Multinational companies which selling products into US market to setup assembly plants (makaladoras) and use inexpensive Mexican labor for assembly process, however management and their families are relocated to San Diego and they commute to work across the border to Mexico. These residents of San Diego very seldom buy properties - they are transients and make very good tenants, also San Diego is a strategic military base and families of military personal are good tenants as well. San Diego is a part of California - an earthquake zone; therefore building multilevel highways is against the law. All the highways which were planned are already built and to avoid further growth and traffic jams, in San Diego County is unofficial moratorium (no building permits) for new multiple unit dwellings, unless of course a builder or a developer decides to invest in red light district (low income) to improve the area. San Diego County has grown from 1.4 million people, 7 years ago to 2.7 million people today. Despite of all limitations, the County keeps growing. For these reasons and more we anticipate a successful implementation of these, new to International Brands, Inc. business strategy.

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

  We believe that free of charge, when listing - regular auctions and free of charge, when listing - reverse auctions, do create an opportunity in internet-auctions business. Currently WorldBestBuy.com have already developed and implemented some of these auction engines, however further technical developments and improvements are required as well as designing and implementing the marketing strategies for these auctions.
  The new area of an e-commerce sector for International Brands, Inc. and where the company have put its emphasis and currently in implementation phase, is the e-commerce mechanism to provide internationally world-class services and complete product selection through a broad variety of national brands and private label programs Via the Largest Retailer-Owned Grocery Distributor in the Western United States. International Brands, Inc/ WorldBestBuy.com International have Executed Commission Based Agent Agreement on sales developed by our organization in the range of 3-5% over the net product cost and based on the value of the merchandise.
  The agreement is based on each individual transaction with our specified commission being built into the quotation. Once the purchase agreement have been obtained from the buyer, secured method of payment is implemented, shipment is completed and payment is received against the invoice, a check would be issued to our company.

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

BUSINESS STRATEGY.

  The new income producing strategies are being developed for International Brands, Inc./WorldBestBuy.com. Some of the new developments such us bridging into Ownership and Management of Income Producing Properties in San Diego County.
  Banner Management System, to create an advertising network. Internet-Auctions and Internet-Reverse Auctions.
  Our organization currently in the implementation phase of an E-Commerce solution for International Marketing Strategies and Programs for a selection of over 40,000 Food/Non-Food items for "One-Stop E-Shopping" convenience.
  Stock Distribution Strategy of International Brands, Inc. International Brands, Inc./WorldBestBuy.com commission based brokerage.

  Due to the instability of financial markets and a negative perception towards companies whose main business is e-
  commerce,       International Brands, Inc. common stock is
  trading at its lowest levels.
  International Brands, Inc. has adopted a new and additional business strategy to International Brands, Inc. as a second leg to its e-commerce business, to generate positive cash flow and to take advantage of company tax-loss carry-forward.
  The company will be obtaining capital via Limited Partnerships, to purchase income-producing properties in San Diego County with no mortgages, where International Brands, Inc is a General Partner for 45% of income and appreciation. As soon as International Brands, Inc. will obtain capital for the first property - it will declare the cash dividend.
  As soon as International Brands, Inc. will obtain capital for the second property it will increase the cash dividend. The company from now and on will duplicate this moneymaking formula.
  The company has adapted this strategy as a permanent solution to increase the price of the stock to provide liquidity to the shareholders and enhance shareholder value.
  President and CEO of International Brands, Inc. Steven (Vladislav) Zubkis is also a General Partner in above-mentioned Limited Partnership.
  Mr. Zubkis Percentage Interest in Partnership is equal to 5%. Mr. Zubkis from 1984 to 1986 have taken a few real estate construction and development related programs in New York University's - School of Continuing Education. During these years Mr. Zubkis also have passed an exam for New York Real-Estate license.
  From 1984 to 1986 Mr. Zubkis worked for Brooklyn based, Irpinia Construction Company as a Project Manager. Irpinia was owned and operated by Gargano Family. Prior to Mr. Zubkis employment, Irpinia was a subcontractor specializing only in brick laying aspect of construction. After Irpinia have hired Mr. Zubkis as a Project Manager, Irpinia have become a real estate builder - developer and income producing property owner and manager. Mr. Zubkis responsibilities in Irpinia varied from land acquisition to approval of building plans and obtaining necessary construction permits. From lining up subcontractors for all other aspects of construction, excluding brick work to scheduling a delivery of necessary construction materials to the job site. From timing the sequence of subcontractors performing their projects to overseeing the work of subcontractors its quality, timing and making sure that performed work is done according to the plans. In addition to the above-mentioned duties Mr. Zubkis was responsible for troubleshooting various day to day problems, implementing and coordination of these changes implementation throughout the project as well as communication among designers, architects engineers, city planning commission and city inspectors in order to obtain a final Certificate of Occupancy. In many instances Mr. Zubkis was the only liaison between the company owners Carmine and Rosa Gargano and subcontractors.
  From the time Mr. Zubkis have spent with Irpinia Construction, until now - construction and improvements, were not Mr. Zubkis main business, but a hobby. From 1993 to 2001 in California and specifically in San Diego County, Mr. Zubkis have developed various construction resources and contacts. As a General Partner and for his Partnership Interest, the Partnership will be able to implement necessary property improvement by utilizing these resources and improve the property in many cases at subcontractor cost, which is the cost of labor plus materials. Due to the fact that San Diego County is in close proximity to the Mexican border, the cost of labor is allot less than the cost of labor in most of the United States of America.
  International Brands, Inc. have gone already through a drastic reorganization and have cut operational costs, further cost cutting will occur when company will relinquish its space and move its office to a location which will be provided by the President and CEO rent-free to the company. With rent free office space, one part time employee and one part time accountant, in addition to Z3 Capital, Corp. with whom International Brands, Inc. have contractual arrangement and a note payable which is being satisfied by Z3 Capital, Corp. paying for all of the expanses related to an upkeep maintenance, new developments and implementations of WorldBestBuy.com e-commerce engines - this cost saving strategy should payoff by enabling International Brands, Inc. to declare the cash dividends and to keep increasing them, every time the company will acquire additional property. International Brands, Inc. will be acquiring solely debt free income producing residential real estate in San Diego County. Due to our demographic studies, which indicate, that San Diego County is an excellent location for such an investments. For instance, ownership of rental properties in San Diego, which has been cited in many surveys and reports as the most desirable place to live in the entire United States, can provide a steady, predictable rate of return year after year. In other words, the annual ROI on our real estate investments will provide a steady source of income. San Diego is the sixth largest city in the United States and has the second fastest growth rate. Housing is already tight in San Diego and is going to get a lot tighter. According to the San Diego Association of Governments (SANDAG) Board of Directors, 2020 Cities/Counties Forecast Profiles, which was released in February 1999 for local agency review. San Diego will by the year 2005, have 2,200,000 fewer housing units than it has people, resulting in rapidly escalating property values and rental rates. Statistically for the past 100 years, the property values in US double every seven years, however if we rely on the SANDAG forecast, San Diego County will appreciate much faster.
  According to the Department of Labor, San Diego ranks 57th in the nation for average annual pay, ahead of tens of thousands of other communities. Workers in San Diego can afford middle- to high-middle-class rents and are happily paying them to avoid 45-60 minute commutes and to be able to live in one of the cleanest, brightest, most robust urban areas in the world. Both San Diego County and the city of San Diego operate under the most landlord-friendly Civil and Commercial statutes of any major American city. There is no rent control of any sort and no frivolous loopholes that allow deadbeat tenants to stay on month after month without paying rent. San Diego has the mildest, most perfect climate in California and, quite possibly, the entire United States. Summers are cool, winters are warm. In these days of skyrocketing energy costs, the fact that San Diegans almost never have to turn on their furnace or air conditioner makes it an even more desirable place to live. NAFTA agreement between US and Mexico, gave an opportunity to many US based and Multinational companies which selling products into US market to setup assembly plants (makaladoras) and use inexpensive Mexican labor for assembly process, however management and their families are relocated to San Diego and they commute to work across the border to Mexico. These residents of San Diego very seldom buy properties - they are transients and make very good tenants, also San Diego is a strategic military base and families of military personal are good tenants as well. San Diego is a part of California - an earthquake zone; therefore building multilevel highways is against the law. All the highways which were planned are already built and to avoid further growth and traffic jams, in San Diego County is unofficial moratorium (no building permits) for new multiple unit dwellings, unless of course a builder or a developer decides to invest in red light district (low income) to improve the area. San Diego County has grown from 1.4 million people, 7 years ago to 2.7 million people today. Despite of all limitations, the County keeps growing. For these reasons and more we anticipate a successful implementation of these, new to International Brands, Inc. business strategy.

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

  We believe that free of charge, when listing - regular auctions and free of charge, when listing - reverse auctions, do create an opportunity in internet-auctions business. Currently WorldBestBuy.com have already developed and implemented some of these auction engines, however further technical developments and improvements are required as well as designing and implementing the marketing strategies for these auctions.
  The new area of an e-commerce sector for International Brands, Inc. and where the company have put its emphasis and currently in implementation phase, is the e-commerce mechanism to provide internationally world-class services and complete product selection through a broad variety of national brands and private label programs Via the Largest Retailer-Owned Grocery Distributor in the Western United States. International Brands, Inc/ WorldBestBuy.com International have Executed Commission Based Agent Agreement on sales developed by our organization in the range of 3-5% over the net product cost and based on the value of the merchandise.
  The agreement is based on each individual transaction with our specified commission being built into the quotation. Once the purchase agreement have been obtained from the buyer, secured method of payment is implemented, shipment is completed and payment is received against the invoice, a check would be issued to our company.

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

Corporate revenues increased 1999 to 2000, as the Company was operating and still operating e-commerce site Worldbestbuy.com The majority of revenues were earned in the first and second quarter of 2000. Due to various market factors, the Company was forced to direct resources to significant cost measures at the expense of internet sales development. With the cost cutting measures fully implemented and global marketing campaign fully implemented, the Company will be able to focus its efforts on Real Estate and Internet revenue enhancement in the year 2001.
  Corporate SG&A includes the cost of Corporate officers, the Corporate offices, and other recurring expenses related to maintaining the corporate operations, website development and support, shareholder services, and audit and reporting expenses. Corporate SG&A in 2000 was $ 18,889,241 compared to $ 181,104,559in 1999, a decrease primarily due to a significantly lower stock price for valuation of common equity securities issued for services rendered and significant corporate cost cutting measures employed in the third and fourth quarters of 2000.

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






                        INTERNATIONAL BRANDS, INC.
           (FORMERLY KNOWN AS STELLA BELLA CORPORATION, U.S.A.)
                              BALANCE SHEETS
                        DECEMBER 31, 2000 AND 1999



ASSETS


                                      12/31/00       12/31/99

Current assets:
  Cash                                $ 671          $ 6,457
  Inventory at lower of FIFO cost or    -              4,429
  market (Note 1)                       -              85
  Prepaid and other current assets
Total current assets                    671            10,971
Property and equipment: (Note 1)
  Furniture and fixtures                38,468         38,468
                                        21,750         21,750
Computers and equipment
                                        60,218         60,218
Less: Accumulated depreciation          (57,218)       (50,900)
Net property and equipment              3,000          9,318

Other assets:
  Investments at cost (Note 3)          -              35,000
  Notes receivable - related party      3,832,650      1,598,000
  (Note 7)                              200            200
  Deposits and other assets
Total other assets                      3,832,850      1,633,200

Total assets                          $ 3,836,521    $ 1,653,489
                        INTERNATIONAL BRANDS, INC.
           (FORMERLY KNOWN AS STELLA BELLA CORPORATION, U.S.A.)
                              BALANCE SHEETS
                        DECEMBER 31, 2000 AND 1999


              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


                                      12/31/00       12/31/99

Current liabilities:
  Accounts payable                    $ 334,354      $ 241,267
  Due to related party (Note 7)         51,229         +-
  Accrued expenses and other current
  liabilities                           7,786,070      7,787,885
     (Note 8)
Total current liabilities               8,171,653      8,029,152

Commitments and contingencies (Note                    -
8)
370
Stockholders' equity (Note 5):
  Common Stock, $.001 par value,
  authorized
     restricted common stock;           67,695         10,083
  67,695,347
    and 10,083,054 shares issued and
  outstanding
    at December 31, 2000 and 1999,      30,604         57,612
  respectively
  Restricted Common Stock, $.001 par
  value,
     400,000,000 shares authorized;
  30,604,411                            621            627
     and 57,612,293 shares issued
  and outstanding at
     December 31, 2000 and 1999,
  respectively                          753            -
  Series IV Convertible Preferred       365,764,1      346,278,09
  Stock, $.001                          54             8
     stated value, 19,681,230 shares    (370,198,      (352,722,0
  authorized;              620,744      959)           83)
  and 626,639 shares issued and
     outstanding at December 31,
  2000 and 1999,
     respectively
  Series VI Convertible Preferred
  Stock, $.001
     stated value, 19,581,230 shares
  authorized; 752,515 and 0 shares
  issued and outstanding at
     December 31, 2000 and 1999,
  respectively
Additional paid-in capital
Accumulated deficit
Total stockholders' equity              (4,335,13      (6,375,663
                                        2)             )
Total liabilities and stockholders'   $ 3,836,521    $ 1,653,489
equity


                        INTERNATIONAL BRANDS, INC.
           (FORMERLY KNOWN AS STELLA BELLA CORPORATION, U.S.A.)
                           STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999




                                      Year           Year

                                      Ended           Ended

                                      12/31/00       12/31/99

Net sales                             $ 41,299       $ 32,714

Cost of goods sold                      27,928         14,673
Gross profit                            13,371         18,041

Operating expenses:
                                        17,141,80      282,134
Advertising                             6              180,822,4
                                        9,650,407      25
General and administrative
                                        (26,778,8      (181,086,
Loss from operations                    42)            518)

Other income:
   Interest income                      1,392,907      100,771
   Recoveries of note receivable        7,895,759
   (Note 7)                             13.300          -
   Gain on liquidation of investment
   (Note 4)
                                        (17,476,8      (180,985,
Loss before provision for taxes         76)            747)

Provision for income taxes (benefit)    -              -
(Note 6)
                                      $ (17,476,8    $ (180,985,
Net loss                                76)            747)

                                        (0.16)         (3.17)
Loss per share (Note 1)


                                        107,647,8      59,905,83
Weighted average number of common       53             4
shares
   outstanding



                           INTERNATIONAL BRANDS, INC.
              (FORMERLY KNOWN AS STELLA BELLA CORPORATION, U.S.A.)
                        STATEMENT OF STOCKHOLDERS? EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                          Shares                                        Amount
                       Common   Prefe  Prefe             Common    Prefe    Prefer
               Commo   Stock   rred   rred    Common     Stock     rred     red      Addition   Accumula
                 n     Restri   Stock  Stock   Stock     Restric   Stock    Stock        al         ted
               Stock   cted           Serie               ted              Series    Paid-in     Deficit
                               Serie  s VI                        Serie      VI      Capital
                               s IV                                s IV

Balance at      10,08   57,612   626,   -       $ 10,0    $ 57,61   $ 627    $ -       $346,27    $ (352,72
December 31,    3,054   ,293     639                83      2                           8,098       2,083)
1999
                                        -                             -        -
Shares issued   -       1,195,   -                   -      545                         394,43      -
for officer             000                                                             0
                                        -                             -        -
compensation    -                -                   -      1,483                                   -
(Note 11)               5,349,                                                          2,432,
                        248             -                             -        -        674
Shares issued   -                -                   -      77                                      -
for services
   (Note 11)            77,000          -                             -        -        245,10
                -                -                   -      19,90                       2           -
Shares issued                                               1
in settlement           20,691          -                             -        -
of              -       ,933     -                   -                                  16,394      -
   litigation                                               5,876                       ,612
(Note 11)
                        568,66          -                             (6)      -
Shares issued   -       2        (5,8                -                                  21,984      -
to for                           95)    1,25                223       -        753
advertising     -                       2,36         -                                              -
   (Note 11)                     -      2                   -
                        223,33                                                          6
Shares issued           1                                             -        -
for exercise    -                                    -                                  (753)       -
of                      -        -      (499                2,499
   warrants                             ,847                          -        -
                57,61                   )         57,6                                              -
Shares issued   2,293            -                  12      (57,6     -        -        (1,999
for conversion         2,449,                              12)                         )           (17,476
of              -       237      -      -            -                                              ,876)
   Series IV                                               -
Preferred                              -                                               -
Stock to               (57,61
   common              2,293)                                                          -
stock
                       -
Series VI
shares issued

Shares issued
for conversion
of
   Series VI
Preferred
Stock to
   Common
Stock

Expiration of
restriction on
   common
stock

Net loss

Balance at      67,69   30,604   620,   752,    $ 67,6    $ 30,60   $ 621    $ 753     $365,76    $ (370,19
December 31,    5,347   ,411     744    515         95      4                           4,154       8,959)
2000



INTERNATIONAL BRANDS, INC.
              (FORMERLY KNOWN AS STELLA BELLA CORPORATION, U.S.A.)
                        STATEMENT OF STOCKHOLDERS? EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


                          Shares                                        Amount
                       Common   Prefe  Prefe             Common    Prefe    Prefer
               Commo   Stock   rred   rred    Common     Stock     rred     red      Addition   Accumula
                 n     Restri   Stock  Stock   Stock     Restric   Stock    Stock        al         ted
               Stock   cted           Serie               ted              Series    Paid-in     Deficit
                               Serie  s VI                        Serie      VI      Capital
                               s IV                                s IV

Balance at      1,005   9,078,   647,   -       $ 1,00    $ 9,078   $ 648    $ -       $173,058   $ (171,73
December 31,    ,000    054      749                 5                                  ,772        6,336)
1998
                                        -                   40,00     -        -
Shares issued   -       40,000   -                   -      0                           119,960     -
to Z3 in                ,000                                                            ,000
exchange                                -                             -        -
   for          -                -                   -      13,00                                   -
services for a          13,000                              0                           38,987,
note (Note 7)           ,000            -                             -        -        000
                -                -                   -                                              -
Shares issued                                               75
for officer             108,41          -                             -        -        406,609
                -       0        -                   -                                              -
compensation                                                70
(Note 11)                               -                             -        -        347,430
                -       70,000   -                   -                                              -
Shares issued                                               4,000
for services                            -                             -        -        12,996,
   (Note 11)    -       4,000,   -                   -                                  000         -
                        000                                 304
Shares issued                           -                             (21)     -
in settlement                                        -                                  522,429     -
of              -       270,38   (21,                       163
   litigation           5        110)
(Note 11)                               -                             -        -        (142)
                9,078                             9,07                                              -
Shares issued   ,054             -      -            8      (9,07     -        -
to Z3 for               163,49                              8)                                      (180,98
services        -       8        -                   -                                  -           5,747)
   (Note 11)                                               -
                                                                                       -
Shares issued          (9,078
for exercise           ,054)
of
   warrants            -

Shares issued
for conversion
of
   Series IV
Preferred
Stock to
   common
stock

Expiration of
restriction on
   common
stock

Net loss

Balance at      10,08   57,612   626,   -       $ 10,0    $ 57,61   $ 627    $ -       $346,278   $ (352,72
December 31,    3,054   ,293     639                83      2                           ,098        2,083)
1999

                        INTERNATIONAL BRANDS, INC.
           (FORMERLY KNOWN AS STELLA BELLA CORPORATION, U.S.A.)
                         STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999




                                               Year           Year

                                               Ended           Ended

                                               12/31/00       12/31/99
                                                            ,
Cash flow from operating activities:
                                               $ (17,476,8    $ (180,985,
Net loss                                         76)            747)
  Adjustments to reconcile net loss to net
  cash used by operations:                       6,318          12,725
  Depreciation                                   2,410,937      132,406,6
  Common stock issued as compensation for        16,833,73      87
  services                                       8              -
  Common stock issued for advertising            -              40,000,00
  services                                       (2,234,65      0
  Common stock issued for note receivable        0)             7,623,947
  Net adjustments to note receivable             245,179        347,500
  Common stock issued in settlement of           13,300         -
  lawsuits
  Gain on sale of investment                     4,429          6,472
Changes in assets and liabilities:               85             (20)
  Decrease in inventories                        -              2,130
                                                 (2,655)        26,205
Increase in prepaids and other current assets
  Decrease in deposits and other assets
  Increase in accounts payable and other
  current liabilities
                                                 17,276,68      180,464,9
                                                 1              56

Net cash used by operating activities            (200,195)      (520,791)

Cash flows from investing activities:
                                                 159,409        522,732
Exercise of warrants for common stock            35,000         -
  Sale of investment
Net cash provided by investing activities        194,409        522,732

Net increase (decrease) in cash                  (5,786)        1,941
Cash at the beginning of the year                6,457          4,516
Cash at the end of the year                    $ 671          $ 6,457







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



3.   BUSINESS DEVELOPMENTS (Continued)

     Merger Unaudited Pro Forma Condensed Statements of Income and Expense

                UNAUDITED PRO FORMA CONDENSED CONSOLIDATED
                      STATEMENT OF INCOME AND EXPENSE

                                         Year ended      Year ended
                                        December 31,    December 31,
                                            2000            1999

Net revenues                            $ 41,299        $  32,714

Operating costs and expenses              (26,820,141      (181,119,2
                                          )                32)

                                          9,301,966        100,771
Other income

Loss from continuing operations before    (17,476,876      (180,985,7
income tax benefit                        )                47)

Income tax benefit                        -                -

Income (loss) from continuing             (17,476,876      (180,985,7
operations                                )                47)

Net loss                                $ (17,476,876   $  (180,985,7
                                          )                47)

Earnings per common share assuming
dilution (or diluted
   earnings per share):                 $ (0.16)        $  (3.17)
 Income (loss) from continuing
 operations per share

Net loss                                $ (17,476,876   $  (180,985,7
                                          )                47)

Weighted average shares outstanding       107,647,853      59,905,834







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


5.   CAPITAL STOCK (Continued)

     B.   Restricted Common Stock

          At December 31, 2000 and 1999 the Company has authorized 400,000,000 shares of common stock and restricted common stock at a stated par value of $.001. At December 31, 2000 and December 31, 1999, the total restricted shares issued and outstanding were 30,604,411 and 57,612,293, respectively. These shares carry varying degrees of restriction and can be summarized as follows:

                                        2000        1999
         Regulation S shares          32,000,000   32,000,00
                                                          0
         Restricted shares (Rule      56,216,29   25,612,29
         144A)                                3           3
         Total Regulation S and
         Rule 144A stock              88,216,29   57,612,29
                                              3           3

          Regulation S covers the purchase and resale of restricted shares issued to foreign entities. The following foreign entities received restricted common stock designated as Regulation S stock pursuant to assignments from Z3:

                                              2000      1999

         Nicosia Investments, LTD, a         -        4,000,000
         Bahamas Company
         Trenton Guaranty Corp., a Bahamas   -        4,000,000
         Company
         Kivah Guaranty Limited, a Bahamas   -        4,000,000
         Company
         Kirachi Corp., a Bahamas Company    -        4,000,000
         Rose Blossom Corp., a Bahamas       -        4,000,000
         Company
         Sumatra Investments, LTD, a         -        4,000,000
         Bahamas Company
         Two Corporation, a Bahamas Company  -        4,000,000
         Camden Guaranty Investment Corp.,
         A Bahamas       Company             -        4,000,000

         Total Regulation S stock issued     -        32,000,00
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
6.   INCOME TAXES

    The  Company?s effective tax benefit on pretax loss differs from the U.
     S. Federal statutory tax rate for the fiscal year ended December 31, 2000 and 1999 as follows:


                                         2000           1999



     Federal statutory tax               (34.00%)
     (benefit)                                          (34.00%)

     State taxes, net of federal          (5.83%)        (5.83%)
     tax benefit



                                         (39.83%)       (39.83%)

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


                                     2000            1999
    Net operating loss carryforward  $ 147,450,2     $ 140,504,32
    Valuation allowance                45              5
                                       (147,450,       (140,504,3
                                       245)            25)
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













                        (left intentionally blank)














7.   RELATED PARTY TRANSACTIONS (Continued)

     B.   Management Agreement and Issuance of Stock (Continued)

     The  following  table  summarizes  the  restricted  common  stock   in
     consideration of notes issued by Z3:
                                                        1999
                                      2000

     20,000,000 shares of restricted
     common stock    issued in
     consideration of a 6% note       $-             $-
     issued     October 25, 1995,
     due December 1, 1999

     31,072,450 shares of restricted
     common stock                      -              1,029,648
        issued in consideration of a
     6% note issued
        October 25, 1995, due
     December 1, 1999,                 -              -
        which is past due as of
     December 31, 1999

     5,573,270 shares of restricted    -              493,304
     common stock
        issued in consideration of a
     6% note issued
        May 1, 1996, due May 1, 1999
                                       4,668,471      6,938,446
     20,000,000 shares of restricted
     common stock     issued in
     consideration of a 6% note
     issued
        June 21, 1996, due May 21,     39,083,67      40,951,86
     2001                              9              1

     7,550,000 shares of restricted
     common stock
        issued in consideration of
     services rendered
        and 6% note issued January
     22, 1998, due
        December 21, 2001

     40,000,000 shares of restricted
     common stock
        issued in consideration of
     services rendered
        and a 6% note issued January
     29, 1999, due
        December 29, 2002

     Total notes receivable -          43,852,15      49,413,25
     related party                     0              9
     Less: valuation allowance         (39,919,5      (48,815,2
                                       00)            59)
                                      $3,832,650     $1,598,000


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

          2.The Company issued 20,895,053 shares of restricted common stock for advertising services having a fair market value of $16,833,738.

          3.The  Company  issued    1,195,000 shares of  restricted  common
            stock  for  executive  compensation with a  fair  market  value
            $394,975.

          4.The Company issued 5,053,958 shares of restricted common stock for various services having a fair market value of $2,015,962.

          5.   Net adjustments to notes receivable consisted of $2,234,650).

10.  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION (Continued)

     11.  B.   For the Year Ended December 31, 1999

          1.The Company issued 40,000,000 shares of restricted common stock in exchange for a $40,000,000 note receivable and $80,000,000 in consulting services from Z3 Capital Corporation (Note 6).

          2.The Company issued 70,000 shares of restricted common stock in settlement of a lawsuit, having a fair market value of $347,500.

          3.The Company issued 4,108,410 shares of restricted common stock in consideration for various services having a fair market value of $13,406,687.

          4.The   Company  issued  its  President  13,000,000   shares   of
            restricted common stock as compensation, having a fair market value of $39,000,000.

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


PART IV
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-
K......................................

None








SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Current Report on Form 10-KSB to be signed on its behalf by the undersigned hereunto duly authorized.

INTERNATIONAL BRANDS, INC.
  By/s/ Steven  (Vladislav) Zubkis
  Its President, CEO and Chairman Of the Board