Form 10-Q
period 2001-03-31
INTERNATIONAL BRANDS INC
filed 2001-05-29
CIK 1099139

Part I REGISTRANT INFORMATION
Full Name of Registrant:  International
Brands, Inc.  Former name if
Applicable: Telespecial .com.
Address of Principal Executive Office
7729	Othello Ave.

San Diego, CA 92111
Tele: (858) 292-3380
Fax:  (858) 292-1528


Part II - Rules 12b-25 (b) AND (c)

If the subject report could not be
filed without reasonable effort or
expense and the registrant seeks relief
pursuant to Rule 12b-25(b), the
following should be completed. (Check
box if appropriate)

[X] (a) The reasons described in
reasonable detail in Part III of this
form could not be eliminated without
unreasonable effort or expense.

[X] The subject annual report or
semiannual report, transition report on
Form 10K,
Form 20-F, 11K or Form NSAR or portion
thereof will be filed on or before the
fifteenth calendar day following the
prescribed due date; or the subject
Quarterly report or transition report
on Form 10Q, or portion thereof, will
be filed on or before the fifth
calendar day following the prescribed
due date; and

[  ] c The accountant's statement or
other exhibit required by Rule 12b-25c
has been attached if applicable)

Part III NARRATIVE

The registrant is in the process of
compiling information for the quarterly
period ended March 31, 2001 for the
form 10QSB all of which information has
not yet been received.